Form 10-K
period 2001-12-31
MAJESTIC INVESTOR HOLDINGS LLC; MAJESTIC INVESTOR CAPITAL CORP
filed 2002-04-15
CIK 1164766, 1164765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (Mark One)                        FORM 10-K
     [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period from inception (September 14, 2001)
                               through December 31, 2001

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 333-81584

      Delaware           MAJESTIC INVESTOR HOLDINGS, LLC            36-4468392

      Delaware           MAJESTIC INVESTOR CAPITAL CORP.            36-4471622

(State or other    (Exact name of registrant as specified    (I.R.S. Employer
jurisdiction of                  in its charter)            Identification  No.)
incorporation or
organization)
                           One Buffington Harbor Drive
                                  Gary, Indiana
                                   46406-3000
                                 (219) 977-7823

        (Registrant's address and telephone number, including area code) Securities registered pursuant to section 12(b) of the act: None Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ______    No   X
                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of Common Stock issued and outstanding:  Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

OMITTED ITEMS - The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. Financial statements for the acquired businesses are not yet available in order to comply with Rule 3-02 of Regulation S-X. Accordingly, reference to such financial data in Item 6 and Item 7 is omitted from this Report, and such financial statements are omitted from Item 8. Such information will be filed by amendment of this Report.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                               PART I

Item 1.      Business .......................................................................   1

Item 2.      Properties .....................................................................  23

Item 3.      Legal Proceedings ..............................................................  24

Item 4.      Submission of Matters to a Vote of Security Holders ............................  24

                                               PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ..........  24

Item 6.      Selected Consolidated Financial Data ...........................................  24

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................................  26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk .....................  40

Item 8.      Consolidated Financial Statements and Supplementary Data .......................  40

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ...........................................................  40

                                               PART III

Item 10      Directors and Executive Officers of Registrant .................................  40

Item 11.     Executive Compensation .........................................................  41

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ................................................  42

Item 13.     Certain Relationships and Related Transactions .................................  44

                                               PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............  44

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Majestic Investor Holdings, LLC (the "Company" or the "Registrant," which may also be referred to as "Investor Holdings," "we," "us" or "our") was formed on September 14, 2001, as a Delaware limited liability company. The Company is a multi-jurisdictional gaming company that owns and operates three Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado ("Fitzgeralds Black Hawk") and downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"). As of April 1, 2002, the Fitzgeralds properties collectively contain approximately 2,903 slot machines, 63 table games and 1,145 hotel rooms.

     The Company has four wholly-owned subsidiaries. Barden Mississippi Gaming, LLC, organized on March 29, 2001 as a Mississippi limited liability company ("Barden Mississippi"), was formed to hold the Fitzgeralds Tunica assets. Barden Colorado Gaming, LLC, organized on March 26, 2001 as a Colorado limited liability company ("Barden Colorado"), was formed to hold the Fitzgeralds Black Hawk assets. Barden Nevada Gaming, LLC, organized on November 22, 1999 as a Nevada limited liability company ("Barden Nevada"), was formed to hold the Fitzgeralds Las Vegas assets. Majestic Investor Capital Corp., incorporated on August 24, 2001 as a Delaware corporation ("Majestic Investor Capital"), was formed solely for the purpose of serving as a co-issuer to facilitate the offering of the Company's 11.653% Senior Secured Notes (the "Investor Holdings Senior Secured Notes") and has no assets or operations. Barden Mississippi, Barden Colorado and Barden Nevada have unconditionally and irrevocably, jointly and severally, guaranteed the Investor Holdings Senior Secured Notes.

     We are wholly-owned by Majestic Investor, LLC, which was formed on September 12, 2000 as a Delaware limited liability company ("Investor"). Investor is owned by The Majestic Star Casino, LLC, which was formed on December 8, 1993, as an Indiana limited liability company ("Majestic Star"). Majestic Star is the owner and operator of a riverboat casino located at Buffington Harbor in Gary, Indiana. Majestic Star is wholly-owned by Barden Development, Inc., an Indiana corporation and Manager of Majestic Star ("BDI"). BDI is wholly-owned by Don H. Barden, our Manager, Chairman, President and Chief Executive Officer.

     On November 22, 2000, Investor entered into a definitive agreement (the "Purchase Agreement") to purchase substantially all of the assets of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas owned by Fitzgeralds Gaming Corporation ("Fitzgeralds") for approximately $149.0 million in cash, subject to adjustments, plus the assumption of certain liabilities. On October 16, 2001, Investor assigned all of its rights and obligations under the Purchase Agreement to the Company as well as all of its assets and liabilities. On December 6, 2001, the transaction contemplated by the Purchase Agreement was consummated.

     On December 6, 2001, we (i) issued the Investor Holdings Senior Secured Notes to fund the acquisition of the Fitzgeralds properties and (ii) entered into a $15.0 million credit facility with Foothill Capital Corporation (the "Investor Holdings Credit Facility"). The Investor Holdings Senior Secured Notes and the lender under the Investor Holdings Credit Facility are collateralized by substantially all of the Fitzgeralds assets other than certain excluded assets. Because each of Investor, the Company, Barden Colorado, Barden Nevada and Barden Mississippi are "unrestricted subsidiaries" under the indenture (the "Majestic Star Indenture") governing Majestic Star's 10 7/8% Senior Secured Notes (the "Majestic Star Senior Secured Notes") and Majestic Star's $20.0 million credit facility (the "Majestic Star Credit

Facility"), their assets are excluded from the collateral securing the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility. As such, none of the Fitzgeralds assets serve as collateral for the Majestic Star Senior Secured Notes or the Majestic Star Credit Facility. Similarly, none of the Majestic Star Casino assets serve as collateral for the Investor Holdings Senior Secured Notes or the Investor Holdings Credit Facility. Accordingly, Majestic Star's noteholders and the lender under the Majestic Star Credit Facility are collateralized primarily by the assets of the riverboat casino and gaming facility in Gary, Indiana and Majestic Star's noteholders and lender have no recourse to the Fitzgeralds assets. Similarly, the Investor Holdings' noteholders and the lender under the Investor Holdings Credit Facility are secured primarily by the Fitzgeralds assets and Investor Holdings' noteholders and lender have no recourse to the Majestic Star assets. In addition, Majestic Star and certain of its subsidiaries are prohibited from providing cash or credit support to Investor Holdings or its subsidiaries or to Investor. Investor Holdings and its subsidiaries and Investor also are prohibited from engaging in transactions with Majestic Star and certain of its subsidiaries other than on an arm's length basis and in accordance with certain other prescribed conditions.

     The executive offices of the Company are located at One Buffington Harbor Drive, Gary, Indiana 46406-3000, and the Company's telephone number is (219) 977-7823.

OPERATING STRATEGY

     The principle elements of our operating strategy include:

     Focus on Quality and Service at an Affordable Price. The Company's casinos provide a high-quality casino entertainment experience at an affordable price to attract middle income guests. We believe these middle income guests constitute the largest segment of potential gaming customers whom we can then identify, qualify and target for direct marketing activities. The Company's approach to business focuses on guest service and includes trained hosts to personally assist guests; friendly employees; quality food, beverages and lodging at a moderate price (except for Fitzgeralds Black Hawk, which does not include a hotel); a mix of gaming machines tailored to its customers; and personal attention through direct mail promotions and targeted incentives.

     Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each team member. Toward this end, management takes a hands-on approach through active and direct involvement with team members at all levels.

     The Company believes that such an approach to business creates a comfortable, familiar and friendly environment that promotes customer loyalty and satisfaction, enhances playing time, leads to a high rate of repeat business and is the basis for the further development of the Company's gaming brand and its reputation for quality and service at an affordable price.

     Promote Gaming Brand. The Company believes it is important to promote its gaming brand to attract and retain customers. The Fitzgeralds brand developed into what the Company believes to be a nationally recognized gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its properties. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music. The Company believes that this theme creates an exciting and comfortable environment together with a distinctive brand identity for customers.

     Capitalize on Player Tracking and Extensive Guest Database. Direct marketing to our guests is a key component of the Company's operating strategy. Each of the Company's properties contains a player tracking system that permits detailed player tracking at each individual property. The system uses the Fitzgeralds Card to track individual or combined play at slot machines, table games and keno, as well as food and beverage and hotel expenditures at each individual property. This player tracking system allows us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. The Company's player tracking program allows us to target our marketing programs to categories of players, including through advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages and other events and incentives designed to promote customer loyalty and increase repeat business. The Company's tracking system also allows us to better tailor its pricing, promotions, gaming machine selection and other guest services to customer preferences. In the future, the Company intends to fully integrate its tracking system data in order for each related property to share our data with other related properties and thereby encourage customers of each individual property to patronize our other properties. The Company and Majestic Star currently have over 670,000 active players in its Majestic and Fitzgeralds database.

     The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as direct mail cash back offers for slot customers, and complimentary food, beverage and entertainment when gaming play warrants. Promotional allowances are a relatively small percentage of the potential casino revenue obtainable from these tracked high limit customers.

     Leverage Existing Majestic Star Customer Base. Majestic Star has established the Club Majestic and Club Majestic Premier Slot Clubs to increase the frequency of visits by Majestic Star's existing customers. This program enables Majestic Star to maintain a comprehensive database of information on approximately 118,000 of its active gaming patrons, including their gaming levels, duration of play and preferences. Majestic Star uses this information to create a comprehensive direct mail marketing program. The Company intends to use this information and its marketing program to market its properties to existing customers of Majestic Star.

GROWTH STRATEGY

     The Company believes that there are substantial future growth opportunities within each of the markets where its properties are located, including the following:

Fitzgeralds Tunica
------------------

     A 168-acre, $20 million Tunica River Front Park is under development adjacent to the Fitzgeralds Tunica property. The park will include a marina and boat dock facility along the Mississippi River (including space for sight-seeing paddlewheel riverboats), a historic Mississippi River museum, nature trails, retail space, and parking. Construction began on the park in mid October 2001, and the Company expects the park to open in phases beginning in July 2002 through March 2003. Tunica County has assumed the full obligation to fund this project and will require no financial contribution from the Company. Fitzgeralds Tunica conveyed approximately 71 acres of the river park land to Tunica County. As consideration for the conveyance, Tunica County granted the Company certain rights, easements and licenses to operate a daily excursion boat from the marina and visitors center or to lease or license its rights hereunder to a third party. The rights, leases and licenses will expire 15 years from the date of substantial completion of the marina. The Company has licensed its right to use the boat dock to a riverboat operator who will provide riverboat excursions along the Mississippi River from the marina and boat dock. In an effort to increase customer traffic in the Tunica area, Tunica County also is expanding its airport into a regional airport, with the first phase of expansion scheduled for completion in 2003 and the second phase scheduled for completion in 2005. Although there can be no assurance, the Company believes that both the Tunica River Front Park and the regional airport will attract new customers to the Company's Tunica property.

Fitzgeralds Black Hawk
----------------------

     The Company believes that the Black Hawk/Central City market has potential for future growth, in part due to a proposal to improve access to Black Hawk. The City of Black Hawk Development Authority is currently pursuing plans to expand the road leading to Black Hawk and construct a tunnel leading to the downtown gaming area from I-70, the major interstate highway from Denver. A referendum is anticipated to be held in 2002 to approve the financing for the proposed tunnel. We cannot be certain that a referendum will be held or, if held, that the financing for the proposed tunnel will be approved, or if the financing is approved, when or if the proposed tunnel will be built. During 2001, we authorized and began a $304,000 partial demolition project on property adjacent to and owned by Fitzgeralds Black Hawk. The property is available for expansion if market conditions warrant and the Company is currently evaluating the feasibility of such an expansion to better serve this growing market. One of the issues concerning such expansion is the issue of whether there is adequate infrastructure in the Black Hawk market.

Fitzgeralds Las Vegas
---------------------

     The downtown Las Vegas area has long been the focus of continued efforts to increase tourist traffic, beginning with the Fremont Street Experience, an entertainment and retail promenade, which opened in December 1995. The most recent development is the approximately $100 million Neonopolis project, a 250,000 square foot retail and entertainment venue with a 14 screen movie theater that is currently expected to open in May 2002. The project will also include a $32 million, 600 space underground parking garage. This project is located at the east end of the Fremont Street Experience and across from the Company's Fitzgeralds Las Vegas property. The Company believes that this project will attract more potential customers to downtown Las Vegas and shift the focus of downtown traffic along the Fremont Street Experience towards our Fitzgeralds Las Vegas property. Additionally, a project has been proposed to visually enhance the Fremont Street Experience "Sound and Light Shows" by replacing the existing light display with flat panel display screens which have the capability to show televised and other multimedia events and programming, thereby dramatically enhancing the range of entertainment programming options.

     We regularly evaluate possible expansion and acquisition opportunities. We may undertake these opportunities either alone or with joint venture partners. The Company's ability to expand will depend upon a number of factors including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number, (iii) political factors; (iv) the risks typically associated with any new construction; and (v) the availability of adequate financing or acceptable terms, particularly in light of restrictive covenants contained in the instruments relating to the Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility, which limit the Company's ability to obtain such financing. As a result, there can be no assurance that the Company will be able to expand either its current properties or to add any other additional locations or, if such expansion occurs, that it will be successful.

COMPETITION

     There is intense competition among companies in the gaming industry, many of which have greater name recognition and financial and marketing resources than the Company. In addition to the regional competitors described below (including gaming operations on Native American lands), the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers but also for employees and potential future gaming sites. The

Company also competes, to some extent, with other forms of gaming on both a local and a national level, including state-sponsored lotteries, on and off-track wagering and card parlors. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States has affected competitive conditions faced by the Company and will continue to do so in the future. To maintain its competitive position, the Company regularly evaluates the need to incur capital expenditures to increase the attractiveness of its properties.

Fitzgeralds Tunica
------------------

         Fitzgeralds Tunica competes primarily with nine other dockside gaming facilities in the Tunica, Mississippi area, five of which are approximately one mile north of Fitzgeralds Tunica and four of which are approximately four miles south of Fitzgeralds Tunica. In addition to the substantial competition in the immediate vicinity of Fitzgeralds Tunica, the Company competes for customers in Memphis, Tennessee and Little Rock, Arkansas, jurisdictions where gaming is currently prohibited. The legalization of gaming in either of those jurisdictions would likely have an adverse impact on our operations at Fitzgeralds Tunica. There can be no assurance that the State of Tennessee or the State of Arkansas will not legalize casino gaming in the future.

Fitzgeralds Black Hawk
----------------------

         Competition has intensified in Black Hawk with the opening of the Lodge and the Isle of Capri in 1998 and the Riviera and the Mardi Gras in the first quarter of 2000. In addition, a casino developed by Windsor Woodmont Black Hawk Resort Corporation and Hyatt Gaming opened on December 19, 2001. All of these properties are larger than Fitzgeralds Black Hawk, are operated by companies with greater resources and are located at the eastern end (closest to Denver) of Black Hawk at the first major intersection off State Highway 119, which may give them a competitive advantage over Fitzgeralds Black Hawk since they have the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area. The increased competition may have a material adverse effect on Fitzgeralds Black Hawk operations. Also, the concentration of these properties on the south end of the street has shifted the center of gaming activity away from Fitzgeralds Black Hawk, which is located at the north end of the street.

         Moreover, there is a fundamental issue concerning the size of the Black Hawk market and the ability to expand the market because of its mountain location and the availability of adequate roads and other infrastructure. Although initiatives to expand gaming venues in Colorado have thus far been unsuccessful, initiatives, legislation or regulations could be introduced in the future. The enactment of any new initiative, legislation or regulation legalizing gaming elsewhere in Colorado could and, if such legalized gaming was closer to Denver, would have a material adverse effect on Fitzgeralds Black Hawk.

Fitzgeralds Las Vegas
---------------------

         Fitzgeralds Las Vegas competes primarily with other downtown casino properties, casino properties located near the Nevada/California state line and certain facilities located on the Las Vegas Strip. The Company also believes that it competes, to a lesser extent, with the local neighborhood casinos and casino-hotels on the Boulder Strip and in the Laughlin market.

         The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-income" players, and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, on the Las Vegas Strip, Bellagio with 3,000 rooms opened in 1998; Mandalay Bay, Venetian and Paris with an aggregate of approximately 9,200 rooms all opened in 1999; and the Aladdin resort with approximately 2,600 rooms opened in August of

2000. In addition, casinos catering to local residents also compete for business from the Company's targeted segment including the Suncoast Casino, which opened in September 2000, Terrible Herbst, which opened in December 2000 and the Palms, which opened in December 2001. These new properties, as well as any other major additions, expansions or enhancements to existing properties by the Company's competitors, could have a material adverse effect on the Company's business.

FINANCIAL INFORMATION ABOUT SEGMENTS

         For financial information regarding the Company's business segments, see Note 9 of the Notes to Consolidated Financial Statements.

EMPLOYEES AND UNIONS

         At December 31, 2001, on a consolidated basis, the Company employed approximately 2,517 persons and had collective bargaining contracts with unions covering approximately 16% of its employees. The Company believes that its overall relations with its employees are good.

         At December 31, 2001 Fitzgeralds Tunica and Fitzgeralds Black Hawk employed approximately 1,230 and 363 people, respectively, none of whom are represented by a union. At December 31, 2001, Fitzgeralds Las Vegas employed approximately 924 people, approximately 389 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local 165, under a five-year contract expiring on May 31, 2002. In addition, four employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and its Affiliated Local No. 1780, under a three-year contract that expired on July 31, 2001, which is currently being renegotiated.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

         We believe Fitzgeralds developed a national gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its properties. As part of the Fitzgeralds acquisition, the Company acquired proprietary rights in registered and common law trade names, trademarks and service marks used in connection with the business and created to enhance the Irish Luck theme, gaming activities and the Company's association with the Fremont Street Experience, including the marks "Fitzgeralds," "Fitz" and the "Mr. O'Lucky" character design. In connection with the Fitzgeralds acquisition, the Company also acquired several non-exclusive licenses and supply agreements, which permit the Company to utilize and offer at its facilities a variety of casino games, gaming devices and related software and technology which are subject to certain third party patent, copyright and trademark rights. Under an exclusive license from the Company, Fitzgeralds retained the right to use the name "Fitzgeralds" in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in Northern California, Northern Nevada, Oregon and Washington. The Company retained all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. In connection with any use of the Fitzgeralds name, the terms of the license require Fitzgeralds to comply with certain requirements, including operating any casino property using the Fitzgeralds name in accordance with the Company's current operating standards. The right of Fitzgeralds to continue to use the name "Fitzgeralds" may negatively impact the Company's national brand recognition.

SEASONALITY

         The gaming operations of the Company's properties may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. The properties' results are affected by inclement weather in relevant markets. For example, the Fitzgeralds Black Hawk site, located in the Rocky Mountains of Colorado, is subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Black Hawk facilities. Also, at Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At Fitzgeralds Tunica and Fitzgeralds Black Hawk, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. Accordingly, the Company's results of operations are expected to fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

ENVIRONMENTAL MATTERS

         The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances including the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). In November 2000, independent environmental consultants conducted Phase Is on all three casino properties and identified no recognized environmental conditions meriting a Phase II investigation. The Company may incur material liability if contamination is discovered on any of its properties, either during the course of future development or in connection with the properties designated for investigation or remediation, as discussed below.

         Specifically, the Black Hawk and Central City gaming districts, including the Fitzgeralds Black Hawk site, are located within a 400-square mile area that in 1983 was designated by the EPA as the Clear Creek/Central City National Priorities List Site Study Area ("Study Area") pursuant to CERCLA. The Study Area includes numerous specifically identified areas of mine tailings and other waste piles caused by historical mining activity in the area, which areas are the subject of ongoing investigation and clean-up by the EPA and the Colorado Department of Public Health and Environment ("CDPHE"). CERCLA requires remediation of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including authorizing potentially responsible parties ("PRPs") to clean up or contribute to the clean up of a Superfund site. PRPs are broadly defined under CERCLA, and include past and present owners and operators of a site. CERCLA imposes strict liability on PRPs, and courts have commonly held PRPs to be jointly and severally liable for all response costs.

         Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified by the EPA and CDPHE for investigation or remediation. The property on which the Fitzgeralds Black Hawk casino is situated was not a historical mining site but rather was the location for a general store. The parking complex for the casino and an adjacent vacant lot, however, are situated near a historical milling area. To date no remediation requirements have been recommended or required with regard to any portion of the property although test borings would likely be required in connection with any future construction on the expansion parcel of the property. Based on the assessments to date, we are not aware of any environmental problems affecting Fitzgeralds Black Hawk which are likely to result in material costs to us. No assurance can be given, however, that environmental problems will not subsequently be discovered. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, the Company could be identified as a PRP, and any liability related thereto could have a material adverse effect on the Company.

GOVERNMENTAL REGULATION

General

     The ownership and operation of the Company's gaming facilities are subject to various state and local laws and regulations in the jurisdictions where they are located. The following is a summary of the provisions of the laws and regulations applicable to the Company's gaming facilities.

Mississippi Gaming Regulation

     The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations, but primarily the licensing and/or regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"). The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things:

     . the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

     . the establishment and maintenance of responsible accounting practices and procedures;

     . the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission;

     .    the prevention of cheating and fraudulent practices;

     . providing a source of state and local revenues through taxation and licensing fees; and

     . ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

     The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our business, financial condition and results of operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the applicable county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2003. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi it would have a significant adverse effect on us and our business, financial condition and results of operations.

         As of April 1, 2002, dockside gaming was permissible in nine of the fourteen eligible counties in the State of Mississippi and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. Our Fitzgeralds Tunica casino is located on barges situated in a specially constructed basin near the Mississippi River. In the past, whether basins such as the one in which the Fitzgeralds Tunica casino barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act, and on May 24, 1993, the Mississippi Commission approved the location of the casino barges on the Fitzgeralds Tunica site as legal under the opinion of the Mississippi Attorney General. Since 1993, the Mississippi Commission has issued or renewed licenses to Fitzgeralds Tunica on several separate occasions. We believe that Fitzgeralds Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that our Fitzgeralds Tunica barges are located on navigable waters within the meaning of Mississippi law. If the basin in which our Fitzgeralds Tunica casino barges are presently located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a material adverse effect on us and our business, financial condition and results of operations.

         The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices. Only persons who are 21 years of age or older may wager on games in the state of Mississippi.

         We and any subsidiary of ours that operates a casino in Mississippi (a "Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. Each of the Company, Investor, Majestic Star and BDI have registered under the Mississippi Act as either a publicly traded corporation (a "Registered Corporation") or a holding company of Barden Mississippi, the owner and operator of Fitzgeralds Tunica, a licensee of the Mississippi Commission. BDI, Majestic Star, Investor and the Company, as registered holding companies or publicly traded corporations, and Barden Mississippi, as a gaming licensee, are required to submit detailed financial, operating and other reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we, any of our related registered holding companies or publicly traded corporations and Barden Mississippi cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a registered holding company or publicly traded corporation without first obtaining licenses and approvals from the Mississippi Commission. While we have received such approvals in connection with the licensing of Barden Mississippi, no assurance can be given that we will continue to receive such approvals in the future.

         A Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission, subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi's current gaming license expires in December of 2004. There can be no assurance that any subsequent application for a license will be approved.

         Certain management personnel of BDI, Majestic Star, Investor and the Company, and certain management personnel and key employees of Barden Mississippi must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to the companies, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us, BDI, Majestic Star, Investor and Barden Mississippi to suspend or dismiss officers, directors, managers, members and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. There can be no assurance that such persons who have filed or will be required to file applications for findings of suitability will be found suitable by the Mississippi Commission. Determinations of suitability and questions pertaining to licensing are not subject to judicial review under the Mississippi Act.

         At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any person who becomes the record or beneficial owner of any security of BDI, Majestic Star, Investor, the Company or Barden Mississippi, regardless of the percentage of ownership. The Mississippi Act requires any person who acquires more than five percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission ("SEC"), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent of any class of voting securities of a Registered Corporation must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent of any class of voting securities of a Registered Corporation, a holding company or a Gaming Subsidiary. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to fifteen percent of a class of voting securities of a Registered Corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be an owner or to have any other relationship with BDI, Majestic Star, Investor, the Company or Barden Mississippi, the company involved:

     . pays the unsuitable person any dividend or other distribution upon such person's voting securities;

     . recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

     . pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

     . fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may in its discretion require the holder of any debt security of a Registered Corporation or a registered holding company to file an application, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State.

     Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

     If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it:

     . pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

     . recognizes any voting right by the unsuitable person in connection with those securities;

     .    pays the unsuitable person remuneration in any form; or

     . makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     Each of BDI, Majestic Star, Investor, the Company and Barden Mississippi is required to maintain in Mississippi a current ledger with respect to the ownership of its equity securities which must reflect the record ownership of each outstanding ownership interest in the company. The ledgers must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We and Barden Mississippi must also render maximum assistance in determining the identity of the beneficial owner of any of the voting securities of us or our affiliates.

         The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

         Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

         Under the regulations of the Mississippi Commission, Barden Mississippi may not guarantee a security issued by us or any other affiliated company pursuant to a public offering, or pledge the assets of Barden Mississippi to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the equity securities of a gaming licensee and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi gaming licensee or a registered holding company and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission.

         Changes in control of BDI, Majestic Star, Investor, the Company or Barden Mississippi, whether through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of one or more of these companies must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of any such company. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

         . assure the financial stability of corporate gaming operators and their affiliates;

         . preserve the beneficial aspects of conducting business in the corporate form; and

         . promote a neutral environment for the orderly governance of corporate affairs.

         Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases which treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

         None of BDI, Majestic Star Casino, Investor, the Company or Barden Mississippi may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We have received a waiver of foreign gaming approval from the Mississippi Commission for the gaming operations of Majestic Star in Indiana and for our operations in Colorado and Nevada. We will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi. There can be no assurance that any such approvals will be obtained.

         If the Mississippi Commission determined that we, BDI, Majestic Star, Investor or Barden Mississippi violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the approvals of any such company and the license of Barden Mississippi, subject to compliance with certain statutory and regulatory procedures. In addition, we, BDI, Majestic Star, Investor, Barden Mississippi and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us and our business, financial condition and results of operations.

         License fees and taxes, computed in various way depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Gaming taxes are based upon:

         . a percentage of the gross gaming revenues received by the casino operation;

         .    the number of gaming devices operated by the casino; or

         .    the number of table games operated by the casino.

         The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is eight percent of all gaming receipts in excess of $134,000. The foregoing license fees paid by Barden Mississippi are allowed as a credit against Barden Mississippi's Mississippi income tax liability for the year paid. The gross revenue fee imposed by Tunica County equals approximately four percent of the gaming receipts.

         The Mississippi Commission adopted a regulation requiring, as a condition of licensure or license renewal, that an existing gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least twenty-five percent of the casino cost. These requirements were met with the opening of the Fitzgeralds Tunica Hotel and related facilities in 1996. The Mississippi Commission later adopted amendments to the regulation that would increase the infrastructure development requirement from twenty-five to one hundred percent. However, the regulation amendment increasing the infrastructure requirement grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and therefore would not apply to Fitzgeralds Tunica.

         The sale of alcoholic beverages, including beer and wine, at Fitzgeralds Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. Fitzgeralds Tunica is in an area designated as a special resort area, which allows Fitzgeralds Tunica to serve alcoholic beverages on a 24-hour basis. The ABC requires that all equity owners and managers file personal record forms and fingerprint forms for their licensing process. In addition, owners of more than 5% of Barden Mississippi's equity and Barden Mississippi's officers, members and managers must submit detailed financial information to ABC for licensing. All such licenses are revocable and are non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on us and Barden Mississippi's operations at Fitzgeralds Tunica.

Colorado Gaming Regulation

         Colorado legalized limited gaming by constitutional amendment approved by Colorado voters on November 6, 1990. The Colorado legislature thereafter enacted the Limited Gaming Act of 1991 (the "Colorado Act") to implement the provisions of the constitutional amendment, and limited gaming commenced in Colorado on October 1, 1991. The Colorado Act authorizes limited gaming only in certain designated commercial districts of Central City, Black Hawk and Cripple Creek, Colorado. Limited gaming consists of poker, blackjack and slot machines, all with maximum single bets of five dollars. Only persons aged 21 or older may participate in limited gaming, and limited gaming and the sale of alcoholic beverages are prohibited between the hours of 2:00 a.m. and 8:00 a.m. Limited gaming is only allowed on premises licensed for that purpose, and the licensed premises of any building may not exceed 35% of the square footage of the building and no more than 50% of any floor of such building. There is no limitation on the size of any structure or total square footage devoted to limited gaming.

         The following statutory and regulatory requirements are applicable to the Company since its acquisition of the Fitzgeralds assets. Barden Colorado holds the Company's Colorado gaming license.

         On October 18, 2001, the Colorado Limited Gaming Control Commission issued operators and retailers licenses to Barden Colorado. The operators license was effective as of October 18, 2001. The retailers license, which permits the actual conduct of gaming by Barden Colorado, became effective upon the happening of certain standard conditions for retail licenses and gaming commenced under Barden Colorado's retail license on December 7, 2001. These conditions apply to all gaming licenses in the State of Colorado and are as follows:

         . Confirmation that a valid certificate of occupancy has been issued by the appropriate local authorities for the building in which limited gaming is to be conducted;

         . Confirmation by the local historical preservation commission that the building in which limited gaming is to be conducted meets the architectural requirements of the Limited Gaming Act of 1991;

         . Certification by the appropriate local official that the building in which limited gaming is to be conducted meets the standards for fire safety set forth in the Limited Gaming Act of 1991;

         . Certification by the appropriate local official that access to the building for the handicapped has been approved, as required by the Limited Gaming Act of 1991; and

         . Surrender of any retail license previously issued for the premises to be occupied by the new retail license.

         Pursuant to the Colorado Act and the rules and regulations promulgated thereunder (collectively, the "Colorado Gaming Regulations"), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation. The Colorado Act created the Division of Gaming (the "Colorado Division") within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission") to license, implement, regulate, and supervise the conduct of limited gaming. The Director of the Colorado Division (the "Colorado Director"), under the general supervision of the Colorado Gaming Commission, is granted broad powers to ensure compliance with the Colorado Act and the rules. The Colorado Act now provides that the provisions which established the Colorado Division are repealed effective July 1, 2003, unless continued by act of the General Assembly. This is a "sunset" provision common in assessing the continuing necessity for the existence of administrative agencies within Colorado. If the repeal takes effect, Colorado law provides a procedure for winding up the affairs of the Colorado Division, public hearings, analysis and evaluation, and for determining claims by or against the Colorado Division. The potential effect of the possible repeal upon the regulatory structure governing limited gaming is unknown.

         The Colorado Act declares public policy on limited stakes gaming to be that:

         . the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively, the rights of the creditors of licensees are protected and gaming is free from criminal and corruptive elements;

         . public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment;

         . all establishments where limited stakes gaming is conducted and where gambling devices are operated and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy and free competition in Colorado; and

         . no applicant for a license or other approval has any right to a license or to the granting of the approval sought.

         The Colorado Gaming Commission may issue: (1) slot machine or distributor; (2) operator; (3) retail gaming; (4) support; and (5) key employee gaming licenses. The first three licenses require annual renewal by the Colorado Gaming Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The Colorado Gaming Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

         A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail licenses.

         The Colorado Act requires that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Colorado Division and the Colorado Gaming Commission. The Colorado Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant. Limited disclosure forms are required of those persons holding any equity interest in a non-publicly traded applicant.

         In addition, all persons loaning monies, goods, or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission, and in the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested, or to submit to a suitability or background investigation, may result in the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Investigations for suitability, background, or any other reason may delay a license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the rules are void and unenforceable.

         Persons found unsuitable by the Colorado Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee's license or applicant's license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

         The Colorado Act and the rules require licensees to maintain detailed books and records which accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Gaming Commission, the Colorado Division and other law enforcement authorities. The rules also establish extensive playing procedures, standards, requirements and rules of play for poker, blackjack and slot machines.

         Retail gaming licensees must, in addition, adopt comprehensive internal control procedures governing their limited gaming operations. Such procedures include the areas of accounting, internal fiscal control, surveillance, security, cashier operations, key control, reporting procedures, personnel procedures and fill and drop procedures, among others. Such procedures must be approved in advance by the Colorado Division. Licensees are prohibited from engaging in fraudulent acts which include, among other things, misrepresenting the probabilities of pay out, improperly canceling a bet, conducting limited gaming without a valid license and employing an unlicensed person in a position which requires a licensed employee. Licensees must report to the Colorado Division all licenses, and all applications for licenses, in foreign jurisdictions.

         With limited exceptions applicable to licensees that are publicly traded entities, no person, including persons who may acquire an interest in a licensee pursuant to a foreclosure, may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission.

         The rules impose certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly, 5% or more, by publicly traded entities.

         A licensee or affiliated company or any controlling person of a license or affiliated company, which commences a public offering of voting securities, must notify the Colorado Gaming Commission, with regard to a public offering to be registered with the SEC, no later than ten business days after the initial filing of a registration statement with the SEC, or, with regard to any other type of public offering, no later than ten business days prior to the public use or distribution of any offering document, if: 1) the licensee, affiliated company or a controlling person thereof, intending to issue the voting securities is not a publicly traded corporation; or 2) if the licensee, affiliated company or controlling person thereof, intending to issue the voting securities is a publicly traded corporation, and if the proceeds of the offering, in whole or in part, are intended to be used: a) to pay for construction of gaming facilities in Colorado to be owned and operated by the licensee; b) to acquire any direct or indirect interest in gaming facilities in Colorado; c) to finance the operation by the licensee of gaming facilities in Colorado; or d) to retire or extend obligations incurred for one or more of the purposes set forth in subsections a, b, or c above.

         Any licensee notifying the Colorado Gaming Commission of a public offering must provide specific information as set forth in the Colorado Gaming Regulations. All offering material provided to the SEC must also be provided to the Colorado Gaming Commission.

         Such entities also must include certain provisions in their charter or other organizational documents restricting the transfer of interests in the entity except in compliance with the Colorado Act. The Colorado Gaming Commission may require persons affiliated with, and certain direct or indirect owners of, such transferees to apply for a finding of suitability. If found unsuitable, such persons must terminate their relationship with the entity and such owners must sell their interest back to the issuer or to a suitable person approved by the Colorado Gaming Commission.

         The State of Colorado has enacted an annual tax on the adjusted gross proceeds ("AGP") from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. Currently, the gaming tax on AGP ranges between 0.25% and 20%. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. Under the Constitution of the State of Colorado, the Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP. Since July 1, 1999, the Colorado Commission has set a gaming tax rate of 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million, and 20% over $15 million.

         The Colorado Commission also may impose device fees. Effective July 1, 1999, the Colorado Commission eliminated annual device fees. Despite the elimination of the annual device fee, casinos are still required to obtain device stamps from the Colorado Division of Gaming and must follow device tracking procedures. The town of Black Hawk imposes an annual device fee on each slot machine, black jack and poker table in the current amount of $750.00 per device. Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, liquor license and other municipal taxes and fees. It is not unreasonable to expect substantial increases in these fees or the imposition of new taxes and fees.

         Violations of the Colorado Act, or any of the rules, is a criminal offense. Persons violating the Colorado Act or the rules may, in addition to any gaming license suspension or revocation, or administrative fine be subject to criminal prosecution resulting in incarceration, fines or both.

         The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend or revoke any such licenses. Violation of these state alcoholic beverage laws is a criminal offense, and violators are subject to criminal prosecution, incarceration and fines.

Nevada Gaming Regulation

         The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities (collectively, the "Nevada Gaming Authorities").

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

         . the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

         . the establishment and maintenance of responsible accounting practices and procedures;

         . the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities;

         .    the prevention of cheating and fraudulent practices; and

         . providing a source of state and local revenues through taxation and licensing fees.

         Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

         The Company and Barden Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. In addition, the Company has been registered by the Nevada Commission as a "registered corporation" and found suitable to own the stock of Barden Nevada. BDI, Majestic Star and Investor also have been registered with the Nevada Commission and found suitable to own the stock of their direct wholly-owned subsidiaries. Barden Nevada serves as the Company's corporate gaming licensee under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from, a corporate gaming licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Barden Nevada have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

         A registered corporation is required to periodically submit detailed financial operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with the Company or Barden Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, managers, members and certain key employees of Barden Nevada must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Barden Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director, manager, member or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Barden Nevada, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Barden Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         If the Nevada Commission determined that the Nevada Act was violated by the Company or Barden Nevada, the registration or gaming licenses that the Company or Barden Nevada holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Barden Nevada and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Fitzgeralds Las Vegas and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of Barden Nevada or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the Company's gaming operations.

         The Company and Barden Nevada are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and Barden Nevada must be reported to or approved by the Nevada Commission. In addition, all "registered corporations" would also be required to report or receive approval by the Nevada Commission for such similar financing transactions if such transactions involve restrictions or liens on such corporation's equity securities.

         Any beneficial holder of a registered corporation's voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have its suitability as a beneficial holder of the registered corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a registered corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor is not deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

     . the election of a majority of the members of the board of directors or managers of the registered corporation;

     . any change in the corporate charter, bylaws, similar organizational documents, management, policies or operations of the registered corporation, or any of its gaming affiliates; or

     . any other action which the Nevada Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only.

     Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

     .    voting on all matters voted on by securityholders;

     . making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

     . such other activities as the Nevada Commission may determine to be consistent with such investment intent.

     If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any securityholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a securityholder or to have any other relationship with the Company or Barden Nevada, it:

     . pays that person any dividend, distribution or interest upon its voting securities;

     . allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

     . pays remuneration in any form to that person for services rendered or otherwise; or

     . fails to pursue all lawful efforts to require such unsuitable person to relinquish its voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     Additionally, the City of Las Vegas has the authority to approve all persons owning or controlling the equity interests of any entity controlling a gaming licensee located in that city.

     The Nevada Commission may, in its discretion, require the holder of any debt or similar security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

     . pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

     . recognizes any voting right by such unsuitable person in connection with such securities;

     .    pays the unsuitable person remuneration in any form; or

     . makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company and Barden Nevada will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Commission has the power to require the Company's security certificates to bear a legend indicating that the securities are subject to the Nevada Act. The Company does not know whether the Nevada Commission will impose such a requirement on it.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, unless the Chairman of the Nevada Board issues a ruling that such approval is not required.

     Changes in control of a registered corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Nevada

Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

     .    a percentage of the gross revenues received;

     .    the number of gaming devices operated; or

     .    the number of table games operated.

     A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada licensees that hold a manufacturer's license or a distributor's license also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who is or proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board for such licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Such licensees are also subject to disciplinary action by the Nevada Commission if they:

     . knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

     . fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

     . engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

     . employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

     The sale of alcoholic beverages at Fitzgeralds Las Vegas is subject to licensing, control and regulation by the City of Las Vegas. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of Fitzgeralds Las Vegas.

Treasury Department Regulations

       The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

       Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

ITEM 2.  PROPERTIES

       The Company currently owns and operates Fitzgeralds Tunica in Tunica, Mississippi, Fitzgeralds Black Hawk in Black Hawk, Colorado and Fitzgeralds Las Vegas in Las Vegas, Nevada.

Fitzgeralds Tunica
------------------

       Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica has an Irish castle theme and is the focal point of a heavily wooded, 50-acre site situated by the Mississippi River. The facility was expanded to include a hotel and related amenities, which improvements were substantially completed in October 1996. Fitzgeralds Tunica is a full-service entertainment destination and its customer base has been increased and diversified by its ability to attract, in addition to local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. Fitzgeralds Tunica includes a 507-room hotel (including 72 suites), a special events center, an indoor swimming pool and a casino offering 1,375 slot machines and 34 table games, two bars, three restaurants, and a gift shop. Under Mississippi law, gaming vessels in Tunica County must be located on the Mississippi River or on navigable waters within counties bordering the Mississippi River. Fitzgeralds Tunica was constructed on barges situated in a specially constructed basin. The facility includes a 411 space parking garage, 1,264 surface parking spaces and 120 valet spaces. Fitzgeralds Tunica has conveyed approximately 71 acres of adjacent land to Tunica County, as part of the County's 168-acre, $20.0 million river park project, which will include, among other things, a marina and boat dock (including space for sight-seeing paddlewheel riverboats) and a nature park. As consideration for the conveyance, Tunica County granted Fitzgeralds Tunica a rent-free lease to use and further sublease the boat dock for 15 years, from the date of substantial completion of the marina, as well as a perpetual easement allowing ingress and egress between the Fitzgeralds Tunica property and the boat dock. Fitzgeralds has granted Mississippi Riverboat Company LLC, an unrelated third-party operator, an exclusive license to operate riverboat excursions along the Mississippi River from the boat dock in return for monthly license fees.

Fitzgeralds Black Hawk
----------------------

       Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which set it apart visually from many other Black Hawk casinos. The casino offers 594 slot machines, 6 table games, a restaurant and a bar. The second floor is mostly unfinished and currently is partially used for offices and storage space. Fitzgeralds Black Hawk also has a 392-space, all valet parking garage adjacent to the casino. In addition, during 2001, we authorized and began a $304,000 partial demolition project on property adjacent to and owned by Fitzgeralds Black Hawk. This property is available for expansion if market conditions warrant and we are currently evaluating the feasibility of such an expansion to better serve this growing market. One of the issues concerning such expansion is the issue of whether there is adequate infrastructure in the Black Hawk market. We have obtained some, but not all, of the permits necessary to undertake any proposed expansion.

Fitzgeralds Las Vegas
---------------------

       Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and U. S. 95. The hotel was refurbished and the casino was remodeled in December 1996. Fitzgeralds Las Vegas offers 934 slot machines, 23 table games, 638 hotel rooms (including 14 suites), a 42-seat keno lounge and a sports book (operated by a third party). Fitzgeralds Las Vegas amenities include five restaurants (including a McDonald's restaurant), three bars, a special events center, a gift shop and an entertainment area. The facility includes a 335-space parking structure and an adjacent surface parking area with an additional 41 spaces.

       All of the Company's assets related to the Fitzgeralds properties are subject to a lien in favor of the holders of the Investor Holdings Senior Secured Notes and the lender under the Investor Holdings Credit Facility.

ITEM 3. LEGAL PROCEEDINGS

       Currently the Company is not involved in any legal proceedings. In the future, it is anticipated that the Company may be involved in routine administrative proceedings and litigation, including bankruptcies of debtors, collection efforts, disputes with employees and customers and other matters in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company is a privately owned Delaware limited liability company and, as such, there is no public market for the registrant's equity securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data for the period of inception (September 14, 2001) through December 31, 2001 and the balance sheet data at December 31, 2001 are derived from and should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                  For the period from inception
                                                       (September 14, 2001)
                                                   through December 31, 2001(1)
                                                   ----------------------------
STATEMENT OF OPERATIONS DATA: (2)                             (in thousands)
     Net Operating Revenues (3)                                 $  10,521
     Operating Expenses (4)                                         9,781
     Pre-opening Expenses                                           1,018
     Loss from operations                                            (278)
     Interest Expense, Net                                            993
     Net Loss                                                      (1,271)

OTHER DATA:
     Adjusted EBITDA  (5)                                          1,661

                                                                    At
                                                           December 31, 2001 (1)
                                                           ---------------------
BALANCE SHEET DATA:  (2)                                      (in thousands)
     Cash and Cash Equivalents                                  $  17,705
     Restricted Cash                                                1,000
     Total Assets                                                 183,429
     Current Liabilities                                           24,378
     Long-Term Debt (excluding current maturities)                145,340
     Total Liabilities                                            170,896
     Members' Equity                                               12,532


NOTES:
-----

1. Investor Holdings is an unrestricted subsidiary, formed on September 14, 2001, that acquired three Fitzgeralds brand casinos on December 6, 2001. The statement of operations data includes operations of Investor Holdings from inception and twenty-five days of operations for the acquired casinos.

2. The aforementioned financial data is consolidated and includes Investor Holdings, Barden Mississippi, Barden Colorado and Barden Nevada.

3. Net operating revenue is defined as gross revenues less promotional allowances.

4. Operating expenses excludes $1,018,000 of pre-opening costs associated with the acquisition of Fitzgeralds.

5. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization and excludes pre-opening costs of $1,018,000 associated with the acquisition of Fitzgeralds. Adjusted EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. The Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information
----------------------------------------

      This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations; the ability to successfully integrate the three Fitzgeralds casinos; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key executives; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; non-renewal of the Company's gaming licenses from the appropriate governmental authorities in Nevada, Mississippi and Colorado; and continuing effects of recent terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

      For more information on these and other factors, see "Factors that May Affect Future Results." We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

      The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 14(a).

Overview
--------

      The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the period from inception (September 14, 2001) through December 31, 2001.

Results of Operations
---------------------

      The following table sets forth information derived from the Company's statement of operations expressed as a percentage of gross revenues.

Consolidated Statement of Operations - Percentage of Gross Revenues

                                                 For the Period from Inception
                                                     (September 14, 2001)
                                                 through December 31, 2001
                                                 -------------------------
Revenues:
---------
      Casino                                                         80.7%
      Food and beverage                                               9.3
      Rooms                                                           8.4
      Other                                                           1.6
                                                                   ------
                                                                    100.0
              Less promotional allowances                           (18.0)
                                                                   ------
              Net revenues                                           82.0
                                                                   ------
Costs and Expenses:
-------------------
      Casino                                                         32.1
      Food and beverage                                               5.5
      Rooms                                                           4.9
      Other                                                           0.9
      Gaming taxes                                                    6.3
      Advertising and promotions                                      7.2
      General and administrative                                     12.2
      Depreciation and amortization                                   7.2
      Pre-opening expenses                                            7.9
                                                                   ------
              Total costs and expenses                               84.2
                                                                   ------
Loss from operations                                                 (2.2)
                                                                   ------
Other Income (Expense):
-----------------------
      Interest income                                                 1.7
      Interest expense                                               (9.4)
                                                                   ------
              Total other income (expense)                           (7.7)
                                                                   ------

Net loss                                                             (9.9)%
                                                                   ======

Adjusted EBITDA:  (in millions) (1)                                $ 1.66
----------------                                                   ======

NOTES:
------

1. For a definition of Adjusted EBITDA, see Note 5 of Notes to Selected Consolidated Financial Data contained in Item 6.

Inception through December 31, 2001
-----------------------------------

      Consolidated gross revenues were $12,832,000 for the period from inception (September 14, 2001) through December 31, 2001. Revenues for Fitzgeralds Tunica accounted for $6,708,000, or 52.3% of total revenues, Fitzgeralds Las Vegas accounted for $3,445,000, or 26.8% of total revenues, and Fitzgeralds Black Hawk accounted for $2,679,000, or 20.9% of total revenues.

       The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues were $10,359,000, of which $9,011,000, or 87.0% were derived from slot machine revenues, and $1,348,000, or 13.0%, were derived from table game revenues for the period from inception through December 31, 2001.

       Casino revenues attributed to Fitzgeralds Tunica were $5,494,000, of which $4,800,000, or 87.4% were derived from slot machine revenues, and $694,000, or 12.6% were derived from table games revenues for the period from inception through December 31, 2001. Casino revenues attributed to Fitzgeralds Las Vegas were $2,355,000, of which $1,764,000, or 74.9% were derived from slot machine revenues, and $591,000, or 25.1% were derived from table game revenues for the period from inception through December 31, 2001. Casino revenues attributed to Fitzgeralds Black Hawk were $2,510,000, of which $2,446,000, or 97.5% were derived from slot machine revenues, and $64,000, or 2.5% were derived from table game revenues for the period from inception through December 31, 2001.

       The consolidated average number of slot machines in operation was 2,935 during the period from inception through December 31, 2001, of which Fitzgeralds Tunica accounted for 1,388, or 47.3%, Fitzgeralds Las Vegas accounted for 951 or 32.4%, and Fitzgeralds Black Hawk accounted for 596 or 20.3%. The consolidated average win per slot machine per day was approximately $123 for the period from inception through December 31, 2001, with an average of approximately $138, $74 and $164 at Fitzgeralds Tunica, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk, respectively. The consolidated average number of table games in operation during the period from inception through December 31, 2001, was 64, of which Tunica accounted for 34, or 53.1%, Fitzgeralds Las Vegas accounted for 24, or 37.5%, and Fitzgeralds Black Hawk accounted for 6, or 9.4%. The average win per table game per day during the period from inception through December 31, 2001, was approximately $843, with an average of approximately $839, $947, and $424 at Fitzgeralds Tunica, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk, respectively.

       Consolidated room revenues for the period from inception through December 31, 2001 was $1,079,000, or 8.41% of the total revenue. Of this amount, Fitzgeralds Tunica accounted for $544,000 or 50.4% with 507 rooms and Fitzgeralds Las Vegas accounted for $535,000 or 49.6% with 638 rooms. At Fitzgeralds Tunica during this period the average daily rate was $50 and the occupancy rate was 86.5%. At Fitzgeralds Las Vegas during this period the average daily rate was $42 and the occupancy rate was 79.8%.

       Consolidated food and beverage revenues for the period from inception through December 31, 2001, amounted to $1,190,000, or 9.3% of the total revenue. Of this amount, Fitzgeralds Tunica accounted for $586,000, or 49.3%, Fitzgeralds Las Vegas accounted for $448,000, or 37.6% and Fitzgeralds Black Hawk accounted for $156,000 or 13.1%.

       Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $204,000, or 1.6% of total revenue. Of this amount, Fitzgeralds Tunica accounted for $84,000 or 41.2%, Fitzgeralds Las Vegas accounted for approximately $107,000 or 52.4%, and Fitzgeralds Black Hawk accounted for $13,000 or 6.4%.

       Promotional allowances included in the consolidated gross revenues for the period from inception through December 31, 2001 were $2,311,000, or 18.0% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $1,340,000, or 58.0%, Fitzgeralds Las Vegas accounted for $365,000, or 15.8%, and Fitzgeralds Black Hawk accounted for $606,000, or 26.2%.

       Consolidated casino operating expenses for the period from inception through December 31, 2001 were $4,112,000 or 32.0% of gross revenues and 39.7% of casino revenues. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $2,076,000, or 50.5%, Fitzgeralds Las Vegas accounted for $1,344,000 or 32.7%, and Fitzgeralds Black Hawk accounted for $692,000 or 16.8%.

       Gaming taxes are levied on adjusted gross receipts (as defined in each of the applicable state's gaming laws). Gaming taxes were $808,000 or 6.3% of the gross revenues for the period from inception through December 31, 2001. Of this amount, Fitzgeralds Tunica accounted for $654,000, or 80.9%, Fitzgeralds Las Vegas accounted for $139,000, or 17.2%, and Fitzgeralds Black Hawk accounted for $15,000, or 1.9%.

       Consolidated advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Advertising and promotion expenses for the period from inception through December 31, 2001, totaled $926,000, or 7.2% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $423,000, or 45.7%, Fitzgeralds Las Vegas accounted for $322,000, or 34.8%, and Fitzgeralds Black Hawk accounted for $181,000 or 19.5%.

       Consolidated general and administrative expenses for the period from inception through December 31, 2001 were $1,570,000, or 12.2% of gross revenues, of which Fitzgeralds Tunica accounted for $642,000, or 40.9%, Fitzgeralds Las Vegas accounted for $599,000, or 38.2%, and Fitzgeralds Black Hawk accounted for $302,000, or 19.2%. Corporate expenses accounted for $27,000, or 1.7%.

       Consolidated depreciation and amortization for the period from inception through December 31, 2001, was approximately $921,000, or 7.2% of gross revenues, of which Fitzgeralds Tunica accounted for $485,000, or 52.7%, Fitzgeralds Las Vegas accounted for $167,000, or 18.1%, and Fitzgeralds Black Hawk accounted for $100,000 or 10.9%. Corporate amortization of deferred financing costs and the discount on the Investor Holdings Senior Secured Notes accounted for $169,000, or 18.3% of consolidated depreciation and amortization expense. Of the consolidated depreciation and amortization expense, approximately $642,000, or 69.7%, is depreciation expense, and $279,000, or 30.3%, is amortization expense.

       Consolidated pre-opening costs of approximately $1,018,000 were expenses incurred prior to the acquisition of the Fitzgeralds properties. These costs include salaries and wages, professional fees and other administrative expenses.

       Consolidated operating loss for the period from inception through December 31, 2001, was $278,000, or 2.2% of gross revenues, of which Fitzgeralds Tunica accounted for operating income of $654,000, or 235.3%, Fitzgeralds Las Vegas accounted for an operating loss of $393,000, or (141.4)% and Fitzgeralds Black Hawk accounted for operating income of $674,000, or 242.4%.

       Consolidated net interest expense for the period from inception through December 31, 2001, was $993,000, or approximately 7.7% of gross revenues, of which the Company accounted for net interest expense of $993,000, Fitzgeralds Tunica accounted for interest income of $1,500, Fitzgeralds Las Vegas accounted for interest expense of $2,100 and Fitzgeralds Black Hawk accounted for interest income of $900.

         As a result of the foregoing, the Company realized a net loss of $1,271,000 for the period from inception through December 31, 2001.

         Adjusted EBITDA for the period from inception through December 31, 2001 was $1,661,000, of which Fitzgeralds Tunica accounted for $1,138,000, Fitzgeralds Las Vegas accounted for $(225,000) and Fitzgeralds Black Hawk accounted for $774,000. The Company accounted for $(26,000). Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

         At December 31, 2001, the Company had cash and cash equivalents of approximately $17.7 million. Cash and cash equivalents included $498,000 at the Company, $8.5 million at Barden Mississippi, $3.8 million at Barden Colorado and $5.0 million at Barden Nevada.

         The Company has met its capital requirements to date through net cash from operations, capital contributions and equipment loans. For the period from inception through December 31, 2001, net cash provided by operating activities totaled approximately $2.6 million. For the period from inception through December 31, 2001, cash used by investing activities totaled approximately $143.9 million. Approximately $152.7 million was invested by the Company to acquire the three Fitzgeralds brand casinos. For the period from inception through December 31, 2001, cash provided by financing activities totaled approximately $159.0 million primarily resulting from the Company's offering of $152.6 million of Senior Secured Notes. As of April 1, 2002, the outstanding borrowings under the credit facility were approximately $1.7 million.

         Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Investor Holdings Senior Secured Notes and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition will be sufficient for such purposes. If necessary and to the extent permitted under the Investor Holdings Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

New Accounting Principles

         We have adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which required the cash-back component of the Company's Slot Club reward program, including promotional coupons, be classified as a reduction of revenues.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We applied SFAS No. 141 for our acquisition of the Fitzgeralds assets.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, our acquisition of the Fitzgeralds assets was immediately subject to the provisions of SFAS No. 142. We will test these assets for impairment at least annually.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by us on January 1, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

         Revenue Recognition. Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenue is recognized at the time the related service is performed.

         Goodwill. We have approximately $10.6 million of goodwill recorded on our balance sheet at December 31, 2001 related to the acquisition of the Fitzgeralds properties. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         Property and Equipment. At December 31, 2001 we have approximately $122.4 million of net property and equipment recorded on our balance sheet. Third-party valuations have been obtained for property and equipment and intangible assets. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

         Slot Club Liability. The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Company's redemption history. This liability can be impacted by changes in the program, increases in membership and changes in the redemption patterns of the participants.

Contractual Commitments.

         The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases at December 31, 2001.

                                                            Payments Due By Year
Contractual Obligations            2002          2003          2004          2005       2006        Thereafter         Total
                                   ----          ----          ----          ----       ----        ----------         -----
Long-Tern Debt                $        -    $        -    $        -     $       -    $      -    $145,085,432     $145,085,432
Capital Leases                   156,574       133,066        84,346        37,460           -               -          411,446
Operating Leases               1,374,495     1,206,426       925,036       774,092     774,092         774,092        5,828,233
                              ----------    ----------    ----------     ---------    --------    ------------     ------------
     Total                    $1,531,069    $1,339,492    $1,009,382     $ 811,552    $774,092    $145,859,524     $151,325,111


                                                 Amount of Commitment Expiration Per Period
                                 Total Amounts         Less than         1-3           4-5          Over 5
Other Commercial Commitments       Committed            1 year          Years         Years          Years
                                   ---------            ------          -----         -----          -----
Lines of Credit                   $6,500,000          $6,500,000          $-            $-             $-
                                  ----------          ----------          --            --             --
     Total                        $6,500,000          $6,500,000          $-            $-             $-

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Substantial Debt

Our significant indebtedness could adversely affect our financial health.

         We have a significant amount of debt. We currently have outstanding $152.6 million of long-term debt represented by the Investor Holdings Senior Secured Notes. At December 31, 2001 we also had $6.5 million outstanding under the $15.0 million Investor Holdings Credit Facility. In addition, the Investor Holdings Indenture and Investor Holdings Credit Facility will permit us to incur additional debt in certain circumstances, including to finance the purchase of furniture and equipment.

         Our high level of debt could have significant effects on our business. For example, it could, among other things:

         . make it more difficult for us to satisfy our obligations with respect to the Investor Holdings Senior Secured Notes and our other outstanding indebtedness;

         . increase our vulnerability to adverse economic and industry conditions or a downturn in our business;

         . result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the Investor Holdings Indenture or in the Investor Holdings Credit Facility, which event of default could result in all of our indebtedness becoming immediately due and payable and would permit some or all of our lenders to foreclose on our assets securing such indebtedness;

         . limit our ability to fund or obtain additional financing for future working capital, capital expenditures and other general financial requirements;

         . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects, acquisitions and other general corporate purposes;

         . limit our flexibility in planning for, or reacting to, changes in our business and industry; and

         . place us at a competitive disadvantage compared to our competitors that have less debt.

         The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to generate sufficient cash flow to service our debt.

         We might not be able to generate sufficient cash flow to service our debt, to repay the Investor Holdings Senior Secured Notes when due or to meet unanticipated capital needs or shortfalls in our projections. We plan to be able to service our debt and repay the Investor Holdings Senior Secured Notes when due with cash from operations. Our ability to generate sufficient cash flow to satisfy our obligations will depend on the future performance of our gaming operations, which is subject to many economic, political, competitive, regulatory and other factors that we are not able to control. However, if cash flows from operations are not sufficient to satisfy our obligations, we may need to seek additional financing in the debt or equity markets, refinance the Investor Holdings Senior Secured Notes, sell selected assets or reduce or delay planned activities and capital expenditures. Any such financings or sale of assets might not be available on economically favorable terms, if at all, and may be difficult because of governmental restrictions on ownership. In the event that we are left without sufficient liquidity to meet our debt service requirements, an event of default would occur under the Investor Holdings Indenture and the Investor Holdings Credit Facility. The Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility are secured by substantially all of our current and future assets.

We are required to pay weekly liquidated damages under our senior secured notes.

We have not registered Majestic Investor Holdings Senior Secured Notes and accordingly we are obligated to pay liquidated damages amounts until such notes are registered. Under the registration rights agreement related to the Majestic Investor Holdings Senior Secured Notes, we are required to pay an amount per week per $1,000 principal amount of Registrable Securities equal to $0.05 for the first 90-day period following April 5, 2002, increasing by an additional $0.05 per week with respect to each subsequent 90-day period, up to a maximum amount of $0.20 per week.

We are a holding company and therefore our ability to make payments on the Investor Holdings Senior Secured Notes and service our other debt depends on cash flow from our subsidiaries.

         We are a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we will depend on distributions or other intercompany transfers of funds from our subsidiaries to make payments on the Investor Holdings Senior Secured Notes and service our other debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

         .        their earnings;

         . covenants contained in our debt agreements and the debt agreements of our subsidiaries;

         . covenants contained in other agreements to which we or our subsidiaries are or may become subject;

         .        business and tax considerations; and

         . applicable law, including regulations of gaming authorities and state laws regulating the payment of dividends and distributions.

         We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us.

The Investor Holdings Indenture and the Investor Holdings Credit Facility contain covenants that significantly restrict our operations.

         The Investor Holdings Indenture and the Investor Holdings Credit Facility do, and any other future debt agreement will, contain numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business. These covenants will place restrictions on our ability and the ability of our subsidiaries to, among other things:

         .        incur more debt;

         .        pay dividends or make other distributions;

         .        make acquisitions or investments;

         .        use assets as security in other transactions;

         .        enter into transactions with affiliates;

         .        merge or consolidate with others;

         .        dispose of assets or use asset sale proceeds;

         .        create liens on our assets; and

         .        extend credit.

         The Investor Holdings Credit Facility also requires us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control.

Risks Related to Our Business

We may be unable to successfully integrate the three Fitzgeralds casinos, and we may not realize any of the anticipated benefits of the acquisition.

         We acquired the three Fitzgeralds casino properties, which constitute all of our current operations, from Fitzgeralds and certain of its affiliates on December 6, 2001. We cannot assure you that we will be able to integrate or manage the Fitzgeralds properties effectively or realize any of the anticipated benefits of the acquisition, including expected cost reductions. Our ability to integrate the three Fitzgeralds casino properties, to realize the expected cost reductions and to achieve our objectives in connection with the Fitzgeralds acquisition is highly dependent on, among other things, our ability to maintain effective senior management teams at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. We plan to maintain such management through retention of certain current executives, relocation of certain Majestic executives to the Fitzgeralds properties and the attraction of new executives. If, for any reason, these executives do not continue to be active in management after the acquisition, or we fail to attract capable new executives, our operations after consummation of the Fitzgeralds acquisition could be materially adversely affected. In addition, certain of our executives provide management services to Majestic Star, us and our subsidiaries. Accordingly, such executives will not be able to devote all of their time to us and our subsidiaries.

We face significant competition in each market where we operate.

         We face intense competition in each of the markets in which our gaming facilities are located. Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. Our properties compete principally with other gaming properties in or near California, Nevada, Mississippi and Colorado. In some of these jurisdictions, competition is expected to intensify as new gaming operations enter these markets and existing competitors consolidate with one another or expand or enhance their operations. In addition, we compete with gaming facilities nationwide, including casinos located on Indian reservations and other land-based casinos in Nevada and Atlantic City, as well as elsewhere, not only for customers but also for employees and potential future gaming sites. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on-and off-track wagering and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future. Additionally, if gaming were legalized in jurisdictions near our properties where gaming currently is not permitted, we would face additional competition.

         Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

Extensive government regulation continuously impacts our operations.

         The ownership, management and operation of gaming facilities is subject to extensive laws, regulations and ordinances which are administered by various federal, state and local government entities and agencies. The gaming authorities located in the jurisdictions in which we operate have broad authority and discretion to require us and our officers, directors, managers, members, employees and certain security holders to obtain various licenses, registrations, permits, findings of suitability and other approvals. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses of any gaming entity or individual, and may levy fines or forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions would have a material adverse effect on us.

         Government regulations require us to:

         . pay gaming fees and taxes in each state where we operate a casino;

         . obtain a gaming license in each state where we operate a casino, which we must have renewed periodically and which may be suspended or revoked if we do not meet detailed regulatory requirements;

         . receive and maintain federal and state environmental approvals; and

         . receive and maintain local licenses to sell alcoholic beverages in our casinos.

         No assurances can be given that any new gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals, particularly those related to any proposed expansion, will be given or that existing ones will be renewed when they expire. We know of no reason why our existing gaming licenses would not be renewed or maintained, or why new licenses would not be granted to us; however, any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

         The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business or financial results.

Legislation or local referenda on gaming may restrict or adversely impact our operations.

         The casino entertainment industry is subject to political and regulatory uncertainty. In some of the jurisdictions in which we currently operate or from which we attract customers, or in which we may expand, gaming is subject to local referenda. If the results of a referendum held in a jurisdiction in which we operate were to restrict gaming in whole or in part or if the results of a referendum in a nearby non-gaming jurisdiction were to permit gaming, our results of operations could be negatively impacted.

The right of Fitzgeralds to continue to use the name "Fitzgeralds" may negatively impact our national brand recognition.

         Under an exclusive license from us, Fitzgeralds has the right to use the name "Fitzgeralds" in connection with its operation of its existing casino property in Reno, Nevada and in connection with any casino properties it may operate in the future in Northern California, Northern Nevada, Oregon and Washington. We have all other rights to the Fitzgeralds name and all Fitzgeralds trademarks, service marks and trade dress for use in connection with Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. Because Fitzgeralds operates the existing Reno casino property and may operate any future casino properties in certain geographic areas under the Fitzgeralds name, we cannot assure you that our customers will not associate Fitzgeralds Reno and these other casino properties with our Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas properties, which association may negatively impact our nationally recognized brand.

Members of the Fitzgeralds senior management team may become employed by our competitors in the future, and this could adversely impact our operations.

         In connection with the Fitzgeralds acquisition, certain members of the senior management team of Fitzgeralds entered into limited noncompete agreements that will expire on June 6, 2003. Following the expiration of these noncompete agreements, these former members of the management team of Fitzgeralds may operate, control, manage or consult for any of our competitors in Tunica, Mississippi, Black Hawk, Colorado, Las Vegas, Nevada and the surrounding areas.

         These managers have specific knowledge regarding our customer base and the markets in which we operate. If these managers provide this information to our competitors, it may adversely affect our ability to compete with other casino properties in the markets in which we operate.

We have limited operating history.

         Prior to our acquisition of the Fitzgeralds casino properties, we had limited cash assets, our only liabilities were those under the purchase agreement with Fitzgeralds, and we had no significant operating history. We cannot assure you that we will be able to operate the Fitzgeralds casino properties effectively or realize any of the anticipated benefits of the acquisition, including expected cost reductions.

Many of our employees belong to unions; any labor disruptions, work stoppages or significant union imposed wage increases could have an adverse impact on our business.

         Approximately 16% of our workforce is unionized. At December 31, 2001, Fitzgeralds Las Vegas employed approximately 924 people, approximately 389 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local 165, under a five-year contract expiring on May 31, 2002. In addition, four employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and its Affiliated Local No. 1780, under a three-year contract that expired on July 31, 2001. This contract is currently being renegotiated and we can give no assurances that such contract will be renegotiated without a significant increase in wages, or the imposition of other adverse terms. At December 31, 2001, Fitzgeralds Tunica and Fitzgeralds Black Hawk employed approximately 1,230 and 363 people, respectively. Any labor disruptions or work stoppages could have a material adverse effect on our operations.

Loss of our casino properties from service would adversely affect our operations.

         The operations of our properties are subject to disruptions or reduced patronage as a result of severe weather conditions. Fitzgeralds Black Hawk is subject to snow and icy road conditions during the winter months. Our Tunica vessel and its dockside facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance or inspection (including routine inspections required by the U.S. Coast Guard) and access restrictions which may be imposed by the Mississippi authorities controlling the mainline Mississippi River levee in Tunica. Although there can be no assurances, we believe that these authorities will not exercise their right to impose access restrictions in the absence of flood or other flood-related effects, hurricane or other severe weather conditions. Reduced patronage and the loss of our Tunica dockside vessel or either of our land-based casino properties from service for any period of time due to severe weather could adversely affect our business, financial condition and results of operations.

We are subject to potential exposure to environmental liabilities.

         Generally, we are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect operations. We are not aware of any environmental contamination at the Fitzgeralds properties. The Fitzgeralds Black Hawk property, however, is located within a 400-square mile area that in 1983 was designated as the Clear Creek/Central City National Priorities List Site Study Area ("Study Area") pursuant to the CERCLA. Although Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified for investigation or remediation, no assurance can be given that environmental problems will not subsequently be discovered, including in connection with any future construction on the expansion parcel of the property. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a "potentially responsible party" and any liability related thereto could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if any. Under the Fitzgeralds Purchase Agreement, we are entitled to indemnification for environmental matters relating to the properties only in very limited circumstances.

Energy price increases may adversely affect our costs of operations and our revenues.

         Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States will negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which could negatively impact our revenues.

The casino industry generally is dependent on a number of factors that are beyond our control.

         The economic health of the casino industry is affected by a number of factors that are beyond our control, including: (i) general economic conditions;
(ii) levels of disposable income of casino patrons; (iii) increased transportation costs resulting in decreased travel by patrons; (iv) local conditions in key gaming markets, including seasonal and weather-related factors; (v) increase in gaming taxes or fees; (vi) competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products; and
(vii) the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar. Any of these factors could negatively impact the casino industry generally, and as a result, our revenues and results of operations.

Continuing effects of the terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C., and any future occurrences of terrorist or other destabilizing events, could negatively affect our revenues and cash flow.

         On September 11, 2001, the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. were attacked by terrorists using hijacked airplanes. The effects of these events have included a decline in vacation travel and tourism due to, among other factors, fears regarding additional acts of terrorism, and reduced operations by airlines due to decreased demands for air travel, new security directives and increased costs. The magnitude and duration of these effects is unknown and cannot be predicted. Any decline in vacation travel and tourism could adversely affect our revenues, particularly with respect to Fitzgeralds Las Vegas, where the majority of our customers rely on air travel to visit our casino property. Continued or even worsening negative market conditions related to those terrorist actions, any future occurrences of terrorist or other destabilizing events, and other actions that perpetuate a climate of war could cause existing and potential customers to further delay and cancel travel, convention and vacation plans, could decrease wagering and increase costs, and as a result could adversely affect our revenues and cash flow in the future.

We and Investor are prohibited by the Majestic Star Indenture from engaging in certain transactions with Majestic Star.

         We and Investor have been designated as "unrestricted subsidiaries" by Majestic Star under the Majestic Star Indenture. As a result, Majestic Star and certain of its other subsidiaries are prohibited from providing cash or credit support to us or our subsidiaries or to Investor. We and our subsidiaries and Investor also are prohibited from engaging in transactions with Majestic Star and certain of its subsidiaries other than on an arm's length basis and, if a proposed transaction exceeds $2.0 million in value, Majestic Star and certain of its subsidiaries may only participate in such transaction with the approval of a majority of the disinterested members of Majestic Star's board of managers or following receipt of a written fairness opinion from a nationally recognized investment banking firm stating that the transaction is fair to Majestic Star from a financial point of view. Such restrictions could have an adverse effect on us by limiting our ability and the ability of Investor to engage in transactions with Majestic Star and its other subsidiaries, which could potentially impact any synergies we realize from the Fitzgeralds acquisition.

         On the other hand, Majestic Star may redesignate us or Investor as a restricted subsidiary under the Majestic Star Indenture. In such a case, our business and operations and the business and operations of Investor, respectively, would become subject to, and would be required to comply with, the restrictions set forth in such indenture. These restrictions, many of which are similar to those contained in the indenture governing the notes, could impair our ability to raise capital, enter into certain transactions and conduct our business, which could have a material effect on our business, growth, financial condition and results of operations and our ability to make payments on the notes and our other outstanding indebtedness.

We no longer operate the hotel located at our Las Vegas property as a Holiday Inn, which may impact our ability to attract customers.

         Prior to our acquisition of the Fitzgeralds properties on December 6, 2001, the hotel located at the Las Vegas property was operated as a Holiday Inn, pursuant to a franchise agreement. We did not assume this agreement from Fitzgeralds as a part of the acquisition. Although the failure to assume this contract and continue to operate this hotel as a Holiday Inn may adversely impact our ability to attract customers, and therefore our revenues, we believe any potential revenue loss will be offset by the cost savings we will realize from the elimination of the franchise fee payment and the cross-marketing of Fitzgeralds Las Vegas with the Company's other properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any financial instruments held for traditional purposes, such as trading or other speculative purposes, and does not hedge any of its market risks with derivative instruments.

         The Company's primary market risk exposure relates to interest risk exposure through its borrowings and third party financing, including the Investor Holdings Credit Facility, under which interest accrues on a floating rate basis. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its third party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors.

         The Investor Holdings Credit Facility has a maximum credit line of $15.0 million. Assuming we have borrowed against the maximum available under the Investor Holdings Credit Facility, a one-half percentage point change in the underlying variable rate would result in a change in related interest expense of $75,000. Additionally, should we assume variable rate debt in the future, we will be subject to market risk, which is the risk of loss from changes in market prices and interest rates.

         In addition, we have approximately $152.6 million principal amount of notes outstanding under the Investor Holdings Indenture. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest and therefore, such instruments generally do not have an impact on future earnings. However, as our fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt incurred to fund repayments under maturing facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 2001. The Company does not have directors since it is a limited liability company.

         Name and Age                          Position(s) Held
         ------------                          ----------------

         Don H. Barden, 58         Manager, Chairman, President and Chief
                                   Executive Officer

         Michael E. Kelly, 40      Manager, Executive Vice President, Chief
                                   Operating and Financial Officer and Secretary

         Don H. Barden, is the Manager, Chairman, President and Chief Executive Officer of the Company since its formation, with responsibility for key policy making functions. Since their formation, Mr. Barden is also President and Chief Executive Officer of Investor and Manager of Barden Colorado and Barden Mississippi; Chairman, President and Chief Executive Officer of Majestic Star, Majestic Investor Capital,

Barden Colorado, Barden Mississippi and Barden Nevada; Chairman and President of BDI. Mr. Barden also has served as a director of Majestic Investor Capital since its formation. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the past 30 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade.

         Michael E. Kelly, is the Manager, Executive Vice President, Chief Operating and Financial Officer and Secretary of the Company since its formation, with overall responsibility for the daily operations. Mr. Kelly also is Executive Vice President, Chief Operating Officer and Financial Officer of Majestic Star since January 1, 1999, and served as its General Manager up to October 22, 2001. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of Majestic Star with overall responsibility for the Company's financial reporting and investor relations functions. Mr. Kelly assumed the responsibility for management of daily operations and related activities of Majestic Star effective October 17, 1998. Mr. Kelly is a Vice President of BDI since April, 1996 and director of Majestic Investor Capital since its formation. Since their formation, Mr. Kelly is also Executive Vice President, Chief Operating and Financial Officer of Investor; Manager of Barden Mississippi; Executive Vice President, Chief Operating and Financial Officer and Secretary of Majestic Investor Capital, Barden Colorado, Barden Mississippi and Barden Nevada; Director of Majestic Investor Capital. From June 1994 to April 1996, Mr. Kelly held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance. Mr. Kelly also was the Senior Director of Operations and Chief Financial Officer of Fitzgeralds Tunica from July 1994 to November 1995. From September 1991 to June 1994, Mr. Kelly was Vice President and Chief Financial Officer of Empress River Casino Corporation and its affiliates. From 1982 to 1991, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada and by the Fitzgeralds Group in Reno and Las Vegas, Nevada.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned for services performed for the Company during the fiscal year ended December 31, 2001 by the Company's Chief Executive Officer and its other executive officers (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation earned for services performed for Majestic Star, Investor and, following its formation in September of 2001, the Company and each of its subsidiaries, during the fiscal year ended December 31, 2001 by our Chief Executive Officer and our other executive officer. All compensation is paid by Majestic Star.

                                                                     Annual Compensation(1)            All Other
                                                                     ----------------------
Name and Position                                           Year           Salary           Bonus   Compensation(2)
-----------------                                           ----           ------           -----   ---------------
Don H. Barden (3) .....................................     2001          $ 332,788      $     --    $   1,271
Manager, Chairman, President and Chief ................
Executive Officer .....................................

Michael E. Kelly (3) ..................................     2001          $ 296,635      $175,000    $  24,901
Manager, Executive Vice President, Chief ..............
Operating and Financial Officer .......................
and Secretary

_______________

(1) The incremental cost to Majestic Star of providing perquisites and other personal benefits did not exceed, as to any "Named Executive Officer," the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(2) Amounts represent contractual payments under individual employment agreements. In 2001, Majestic Star contributed a 401(k) match of $17,530 to Mr. Kelly, and Mr. Kelly was also reimbursed by Majestic Star $4,647 for non-deductible medical plan expenditures. In 2001, life insurance premiums of $ 1,271 and $ 2,724 were paid by Majestic Star on behalf of Messrs. Barden and Kelly, respectively.

(3) All of Mr. Barden's and Mr. Kelly's compensation is paid by Majestic Star, but fifty percent of such compensation is reimbursed by the Company through an expense sharing agreement. See Item 13 - "Certain Relationships and Related Transactions."

Employment Agreements

         Mr. Barden serves as our Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with Majestic Star.

         Mr. Kelly serves as our Manager, Executive Vice President, Chief Operating and Financial Officer and Secretary pursuant to a three-year employment agreement with Majestic Star dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the performance of Majestic Star and the three Fitzgeralds casinos. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in Majestic Star's 401(k) plan, together with a $100,000 signing bonus and an interest free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

Compensation Committee Interlocks and Insider Participation

         We have no standing Compensation Committees. All compensation decisions are made by Majestic Star, whose sole manager is BDI.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We are indirectly wholly-owned by Don H. Barden, our Manager, Chairman, President and Chief Executive Officer.

         The following table sets forth the beneficial ownership of each of the Company, Majestic Investor Capital, Barden Colorado, Barden Mississippi and Barden Nevada as of the date hereof.

         Name and Address of Beneficial Owner of
         Majestic Investor Holdings, LLC                             % Ownership
         -------------------------------                             -----------

         Don H. Barden ............................................. 100.0%/1/
             163 Madison Avenue, Suite 2000
             Detroit, MI 48226

_______________
(1) Includes the membership interests in the Company, all of which are beneficially owned directly by Investor, which is directly wholly owned by Majestic Star. All of the membership interests in Majestic Star are directly wholly owned by BDI, which is directly wholly-owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Majestic Investor Capital Corp.                             % Ownership
         -------------------------------                             -----------

         Don H. Barden ............................................   100.0%/1/
             163 Madison Avenue, Suite 2000
             Detroit, MI 48226

_______________
(1) Includes the common stock of Majestic Investor Capital, all of which is beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interests in Majestic Star are directly wholly owned by BDI, which is directly wholly owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Barden Colorado Gaming, LLC                                 % Ownership
         ---------------------------                                 -----------

         Don H. Barden ............................................   100.0%/1/
             163 Madison Avenue, Suite 2000
             Detroit, MI 48226

_______________
(1) Includes the membership interests in Barden Colorado Gaming, all of which are beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interests in Majestic Star are directly wholly owned by BDI, which is directly wholly owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Barden Mississippi Gaming, LLC                              % Ownership
         ------------------------------                              -----------

         Don H. Barden ............................................   100.0%/1/
             163 Madison Avenue, Suite 2000
             Detroit, MI 48226

_______________
(1) Includes the membership interests in Barden Mississippi, all of which are beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interests in Majestic Star are directly wholly owned by BDI, which is directly wholly owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Barden Nevada Gaming, LLC                                   % Ownership
         -------------------------                                   -----------

         Don H. Barden ............................................   100.0%/1/
             163 Madison Avenue, Suite 2000
             Detroit, MI 48226

_______________
(1) Includes the membership interests in Barden Nevada, all of which are beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interests in Majestic Star are directly wholly owned by BDI, which is directly wholly owned by Mr. Barden.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2000, Investor was capitalized by Majestic Star with $9.0 million of capital contributions, including interest earned thereon. Investor subsequently contributed this $9.0 million to the Company in connection with Investor's assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to the Company.

         Prior to the consummation of the offering of the Investor Holdings Senior Secured Notes, the Company issued a 35.71% membership interest to BDI in exchange for the contribution by BDI of a promissory note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Investor, as additional paid-in equity. Investor currently owns 100% of the membership interests in the Company. BDI, upon the closing of the offering of the Investor Holdings Senior Secured Notes, contributed $5.0 million to the Company in repayment of the promissory note.

         Interest of $185,750 remains outstanding at December 31, 2001 on a $2.0 million note made by Investor to BDI. The note was later assigned to the Company from Investor. BDI paid the principal of the note in conjunction with the closing of the Fitzgeralds acquisition on December 6, 2001.

         During 2001, Investor Holdings made a $700,000 loan to BDI. This loan accrues interest at 7% per annum and is due on December 12, 2002.

Management Agreement

         Pursuant to an amended and restated management agreement entered into on December 5, 2001, and effective December 6, 2001, BDI will receive a management fee for acting as our manager. The fee for each fiscal quarter will be equal to 1% of net revenues plus 5% of our Consolidated Cash Flow (as defined in the Investor Holdings Indenture) for the immediately preceding fiscal quarter and may not be paid if we are in default under the Investor Holdings Indenture. We pay the management fee to BDI as a return on the investment capital contributed to us by BDI for corporate oversight and governance services and as an inducement for Mr. Barden, the sole stockholder of BDI, to continue using his visibility in the gaming industry to promote us. The payment of such management fees is subordinated to the payment in full of principal, interest, and liquidated damages, if any, then due on the Investor Holdings Senior Secured Notes.

Expense Sharing Agreement

         Pursuant to an expense sharing agreement entered into on October 22, 2001, Investor Holdings will reimburse Majestic Star for sixty percent (60%) of
(i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance and supplies,
(ii) rent and (iii) other similar costs and expenses paid by Majestic Star. These executives and employees will provide services to both Majestic Star and to us and our subsidiaries. Currently, due to restrictions set forth in the Investor Holdings Indenture, the reimbursement percentage is capped at fifty percent (50%) up to an aggregate of $1.7 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements as listed on Page F-1.

     2. Financial Statement Schedule as listed on Page F-1.

      3. Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

(b)   Reports on Form 8-K:

      None.

                          INDEX OF FINANCIAL STATEMENTS

MAJESTIC INVESTOR HOLDINGS, LLC
    Report of Independent Accountants                                                F-2

    Consolidated Balance Sheet as of December 31, 2001                               F-3

    Consolidated Statement of Operations for the period from inception
         (September 14, 2001) through December 31, 2001                              F-4

    Consolidated Statement of Changes in Members' Equity for the Period
         from inception (September 14, 2001) through December 31, 2001               F-5

    Consolidated Statement of Cash Flows for the period from inception
         (September 14, 2001) through December 31, 2001                              F-6

    Notes to the Consolidated Financial Statements                                   F-7

    Schedule:

         Schedule II - Valuation and Qualifying Accounts                            F-24

    Consolidating Balance Sheets as of December 31, 2001                            F-25

    Consolidating Statements of Operations for the period from inception
         (September 14, 2001) through December 31, 2001                             F-26

    Consolidating Statements of Cash Flows for the period from
         inception (September 14, 2001) through December 31, 2001                   F-27

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Members of
Majestic Investor Holdings, LLC:


         In our opinion, the financial statements listed in the index appearing under Item 14a(1) on page F-1 present fairly, in all material respects, the financial position of Majestic Investor Holdings, LLC and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the period from inception (September 14, 2001) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements and financial statement schedule taken as a whole. The consolidating information on pages F-25 through F-27 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies. Accordingly, we do not express an opinion on the financial position, results of operations and cash flows of the individual companies. However, the consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


PricewaterhouseCoopers LLP


Chicago, Illinois
April 5, 2002

                         MAJESTIC INVESTOR HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001

ASSETS
Current Assets:
     Cash and cash equivalents ............................................       $ 17,704,815
     Accounts receivable, less allowance for
         doubtful accounts of $248,042 ....................................          1,464,834
     Inventories ..........................................................            957,564
     Prepaid expenses .....................................................          1,212,653
     Due from Seller ......................................................             82,832
     Note receivable from related party ...................................            700,000
     Other                                                                              15,552
                                                                                  ------------
         Total current assets                                                       22,138,250
                                                                                  ------------

Property, equipment and barge improvements, net ...........................        122,427,962
Intangible assets, net ....................................................         19,290,753
Goodwill ..................................................................         10,602,250
Other Assets:
     Deferred financing costs, net of accumulated amortization
         of $83,897 .......................................................          7,023,706
     Restricted cash ......................................................          1,000,000
     Other assets and deposits ............................................            945,618
                                                                                  ------------
         Total other assets ...............................................          8,969,324
                                                                                  ------------

         Total Assets .....................................................       $183,428,539
                                                                                  ============

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:

     Current maturities of long-term debt .................................       $  6,656,574
     Accounts payable .....................................................          1,946,730
     Other accrued liabilities:
         Payroll and related ..............................................          5,006,114
         Interest .........................................................          1,208,779
         Progressive Jackpots .............................................          2,274,050
         Slot club liability ..............................................          2,241,876
     Other accrued liabilities ............................................          5,043,988
                                                                                  ------------
         Total current liabilities ........................................         24,378,111
                                                                                  ------------

Due to related parties ....................................................          1,177,829
Long-term debt, net of current maturities .................................        145,340,304
                                                                                  ------------

         Total Liabilities ................................................       $170,896,244
                                                                                  ------------

Commitments and contingencies

Members' Equity:
     Members' contributions ...............................................       $ 13,803,192
     Accumulated deficit ..................................................         (1,270,897)
                                                                                  ------------
     Total members' equity ................................................         12,532,295
                                                                                  ------------

         Total Liabilities and Members' Equity ............................       $183,428,539
                                                                                  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENT OF OPERATIONS

  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

Revenues:
     Casino ........................................ $ 10,358,799
     Rooms .........................................    1,079,456
     Food and beverage .............................    1,189,804
     Other .........................................      203,858
                                                     ------------
                                                       12,831,917
         Less promotional allowances ...............   (2,310,848)
                                                     ------------
         Net revenues ..............................   10,521,069

Costs and expenses:
     Casino ........................................    4,111,503
     Rooms .........................................      628,910
     Food and beverage .............................      706,947
     Other .........................................      108,732
     Gaming taxes ..................................      808,464
     Advertising and promotion .....................      926,226
     General and administrative ....................    1,569,643
     Depreciation and amortization .................      920,648
     Pre-opening expenses ..........................    1,018,234
                                                     ------------

                                                       10,799,307
                                                     ------------

         Loss from operations ......................     (278,238)

Other income (expense):
         Interest income ...........................      218,201
         Interest expense ..........................   (1,210,860)
                                                     ------------
                                                         (992,659)
                                                     ------------
     Net loss ...................................... $ (1,270,897)
                                                     ============

       The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY

  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001


                                           Capital                                  Total
                                        Contributions   Accumulated Deficit    Members' Equity
                                        -------------   -------------------    ---------------
Contribution from Majestic Investor       $ 8,803,192       $             -        $ 8,803,192
Members' contribution                       5,000,000                     -          5,000,000
Net loss                                            -            (1,270,897)        (1,270,897)
                                        -------------   -------------------    ---------------
Balance, December 31, 2001                $13,803,192       $    (1,270,897)       $12,532,295
                                        =============   ===================    ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

Cash Flows From Operating Activities:
Net loss ..............................................................................     $   (1,270,897)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ....................................................            920,648
     Increase in accounts receivable, net .............................................           (532,843)
     Decrease in related party payables ...............................................             (8,665)
     Decrease in inventories ..........................................................             20,886
     Increase in prepaid expenses .....................................................           (296,365)
     Increase in other assets .........................................................            (24,503)
     Increase in accounts payable .....................................................            394,988
     Increase in accrued interest .....................................................          1,208,779
     Increase in accrued and other liabilities ........................................          2,222,443
                                                                                            --------------
         Net cash provided by operating activities ....................................          2,634,471
                                                                                            --------------

Cash Flows From Investing Activities

Payment for purchase of Fitzgeralds, net of cash acquired .............................       (143,758,152)
Acquisition of property and equipment .................................................           (122,696)
                                                                                            --------------
     Net cash used in investing activities ............................................       (143,880,848)
                                                                                            --------------

Cash Flows From Financing Activities

Proceeds from issuance of 11.653% Senior Secured Notes ................................        145,000,400
Payment of Senior Secured Notes issuance costs ........................................         (6,815,090)
Member's equity contribution ..........................................................          5,000,000
Contribution from Majestic Investor. ..................................................          8,803,191
Cash advances from related parties ....................................................          1,168,273
Issuance of loan to Barden Development, Inc. ..........................................           (700,000)
Line of credit ........................................................................          6,500,000
Cash paid to reduce long-term debt ....................................................             (5,582)
                                                                                            --------------
     Net cash provided by financing activities ........................................        158,951,192
                                                                                            --------------

Net increase in cash and cash equivalents .............................................         17,704,815
Cash and cash equivalents, beginning of period ........................................                  -
                                                                                            --------------
Cash and cash equivalents, end of period ..............................................     $   17,704,815
                                                                                            ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         Majestic Investor Holdings, LLC (the "Company"), is a wholly-owned subsidiary of Majestic Investor, LLC and an indirect wholly-owned subsidiary of The Majestic Star Casino, LLC ("Majestic Star"), owner and operator of the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana. The Company is indirectly wholly-owned and controlled by Don H. Barden, the Company's Manager Chairman, President and Chief Executive Officer.

         On November 22, 2000, Majestic Investor, LLC entered into a definitive purchase and sale agreement, as amended, with Fitzgeralds Gaming Corporation and certain of its affiliates (the "Seller") to purchase substantially all of the assets of three of its subsidiaries for $149.0 million in cash, subject to adjustment in certain circumstances, plus the assumption of certain liabilities. Majestic Investor, LLC assigned all of its rights and obligations under the purchase and sale agreement to the Company following the formation of the Company. At the date of assignment, Majestic Investor, LLC had approximately $8.8 million of assets, no liabilities and $8.8 million of members' equity. The assignment and contribution has been reflected in the consolidated financial statements of Majestic Investors Holdings, LLC as though it occurred as of the beginning of the period.

         The Company is a Delaware limited liability company formed on September 14, 2001 solely for the purpose of acquiring substantially all of the assets of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company (hereinafter referred to as the Fitzgeralds assets). The three newly formed subsidiaries that hold the Fitzgeralds assets and provide gaming and related entertainment to the public include Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of the Company, was formed specifically to facilitate the offering of the senior secured notes, the proceeds of which were used to purchase the Fitzgeralds assets. MICC does not have any material assets or operations. The Company completed the purchase of the Fitzgeralds assets on December 6, 2001. The three Fitzgeralds brand casinos are "restricted subsidiaries" of the Company under the Indenture relating to the Company's 11.653% Senior Secured Notes.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company," refer to Majestic Investor Holdings, LLC and all of its subsidiaries.

2.  Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. Cash equivalents are carried at cost plus accrued interest which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions which, at times, have exceeded federally insured limits.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies  (Continued)

RESTRICTED CASH - At December 31, 2001, restricted cash represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Barden Nevada Gaming, LLC.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximate fair value. Management believes that as of December 31, 2001, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories, consisting principally of food, beverage, and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

OTHER ASSETS - The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheet include $627,473 of base stock inventories at December 31, 2001.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation expense is computed utilizing the straight-line method over the estimated useful lives of the depreciable assets. Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are recognized in the consolidated statement of operations when incurred.

DEFERRED FINANCING COSTS - Deferred financing costs represent agent's commission, closing costs and professional fees incurred in connection with the issuance of the 11.653% Senior Secured Notes and the $15.0 million line of credit. Such costs are being amortized over the six year term of the notes and over the four year term of the line of credit, respectively, using the effective interest method.

GOODWILL - Goodwill represents the cost of net assets acquired in excess of their fair value. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually.

INTANGIBLE ASSETS - Intangible assets are amortized over their estimated useful lives, generally eight to ten years.

CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Hotel and other revenue is recognized at the time the related service is performed.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies  (Continued)

PROMOTIONAL ALLOWANCES - Revenues include the retail value of hotel rooms, food and beverage and other services which were provided to customers without charge. The corresponding charges have been deducted from revenue in the accompanying consolidated statement of operations as promotional allowances in the determination of net revenues. The estimated direct cost of providing promotional allowances has been included in costs and expenses as follows:

                                   For the Period from Inception (September 14,
                                           2001) through December 31, 2001
                                           -------------------------------

     Hotel rooms                                     $ 254,918
     Food and beverage                                 837,469
     Other                                              50,543

Promotional allowances also include cash-back incentives in our Slot Club and other gaming programs.

PRE-OPENING COSTS - Pre-opening costs are expensed as incurred.

FEDERAL INCOME TAXES - The Company is a limited liability corporation which results in the tax attributes of the Company passing through to its Members. Accordingly, federal and state income taxes have not been provided for in the Company's financial statements.

ADVERTISING COSTS - Advertising expenditures are expenses as incurred. Advertising costs included in advertising and promotion expenses were $199,337 for the period from inception (September 14, 2001) through December 31, 2001.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition.

SLOT CLUB LIABILITY - The Company has accrued for the liability of points earned but not redeemed by its Slot Club members, less inactive players and expired points. The liability is calculated based on an average historical redemption rate. Expenses incurred from actual cash redemptions and the change in reserve for slot club redemptions is included in promotional allowances on the consolidated statement of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value. The Company estimates the fair value of its long-term debt approximates its carrying value based on quoted market prices for the same or similar issues.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies  (Continued)

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - We adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which requires the cash-back component of the Company's Slot Club reward program, including promotional coupons, be classified as a reduction of revenues.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We applied SFAS No. 141 for our acquisition of the Fitzgeralds assets.

Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to assessments for impairment at least annually. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Under SFAS No. 142, our acquisition of the Fitzgeralds assets was immediately subject to the provisions of SFAS No. 142. We will test these assets for impairment at least annually.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by us on January 1, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Acquisitions

On December 6, 2001, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi, Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. We funded the acquisition through the issuance of 11.653% Senior Secured Notes (see Note 6). The results of operations for the twenty-five days ended December 31, 2001, since the acquisition on December 6, 2001, are included in our consolidated statement of operations. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.

(In millions)                               At December 6, 2001
                                            -------------------

Current assets                                    $  12.2
Property and equipment                              122.9
Intangible assets                                    19.4
Goodwill                                             10.6
Other noncurrent assets                               2.0
                                                  -------

     Total assets acquired                          167.1
                                                  -------

Current liabilities                                  14.0
Other noncurrent liabilities                          0.4
                                                  -------

     Total liabilities assumed                       14.4

Net                                               $ 152.7
                                                  =======

Intangible assets primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradename are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets such as the Company's gaming license, are not amortized but instead are subject to impairment tests at least annually.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Acquisitions  (Continued)

The following unaudited pro forma consolidated financial information has been prepared assuming our acquisition occurred on January 1, 2001.

                                            For the year ended
                                            December 31, 2001
                                            -----------------
                                         (Unaudited in thousands)

Net revenues                                     $172,042

Income from operations                           $ 19,422

Net income                                       $    447

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of the year, or of future results.

4.  Property and Equipment

Property and equipment at December 31, 2001 consists of the following:

                                                                                Estimated Service
                                                                  2001              Life (Years)
                                                                  ----          -----------------
              Land                                            $  6,403,375
              Buildings and improvements                        69,287,364              25
              Site improvements                                 15,870,892               9
              Barge and improvements                            14,655,000              13
              Furniture, fixtures and equipment                 16,157,574               4
              Construction in progress                             696,229
                                                              ------------
                                                               123,070,434

              Less accumulated depreciation
                and amortization                                  (642,472)
                                                              ------------

              Property and equipment, net                     $122,427,962
                                                              ============

Depreciation and amortization of property and equipment was $642,472 for the period from inception (September 14, 2001) through December 31, 2001. Substantially all property and equipment are pledged as collateral on long-term debt. See Note 6.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2001 are as follows:

                                              Gross Carrying      Accumulated
                                                   Amount         Amortization
                                              --------------------------------
                                                        (in thousands)
Amortized intangible assets:


Customer relationships                             $ 9,800          $   (84)
Tradename                                            3,700              (25)
Riverboat excursion license                            700                -
                                             -------------------------------
Total                                              $14,200          $  (109)
                                             ===============================

Unamortized intangible assets:

Gaming license                                     $ 5,200
                                             -------------
Total                                              $ 5,200
                                             =============

The amortization expense recorded on the intangible assets for the period from inception (September 14, 2001) through December 31, 2001 was $0.1 million. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ending December 31,
--------------------------------
2002                                $1,595
2003                                 1,642
2004                                 1,642
2005                                 1,642
2006                                 1,642

MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Long - Term Debt

Long-term debt at December 31, 2001 is as follows:

$152,632,000 senior secured notes payable, net of unamortized discount of
$7,546,568, collateralized by a first priority lien on substantially all of the assets of the Company, due in semi-annual installments of interest at 11.653% on
May 31 and November 30, with a final payment of principal and interest due on
November 30, 2007.                                                                     $ 145,085,432

$15.0 million four-year credit facility established on December 6, 2001, expiring on December 5, 2005; collateralized by substantially all current and future assets, other than excluded assets; interest rate at the borrowers choice
of LIBOR plus 2% or the base rate which approximates the prime rate.                       6,500,000

Equipment and software financing payable including related use taxes;
collateralized by gaming equipment; interest rates from 7.5% to 12.0%; due in aggregate monthly installments (principal and interest) of approximately
$13,526, with varying maturity dates through September 2005.                                  411,446
                                                                                       --------------

                                                                                          151,996,878

Less current maturities                                                                   (6,656,574)
                                                                                       --------------

Long-term debt, net of current maturities                                              $  145,340,304
                                                                                       ==============


The scheduled maturities of long-term debt are as follows:

Year Ending December 31,                        Maturities
       2002                                 $    6,656,574
       2003                                        133,066
       2004                                         84,346
       2005                                         37,460
       2006                                              -
     Thereafter                                145,085,432
                                            --------------

                                            $  151,996,878
                                            ==============

Senior Secured Notes

On December 6, 2001, the Company issued $152.6 million of 11.653% Senior Secured Notes due 2007. The net proceeds of $145,000,400 from the offering, together with an equity contribution from our member and one of our managers, were utilized to purchase substantially all of the assets of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas and to pay related fees and expenses.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Long - Term Debt  (Continued)

The Senior Secured Notes bear interest at a fixed rate of 11.653% per annum payable May 31 and November 30 each year, commencing May 31, 2002. Substantially all of the Company's current and future assets other than certain excluded assets are pledged as collateral. The notes rank senior in right of payment to any of the Company's subordinated indebtedness and equally with any of the Company's senior indebtedness.

On or after November 30, 2005, the Company has the right to redeem notes from time to time at a price that will decrease over time from 105.827% of the principal amount in 2005 to 100% of the principal amount in 2006, plus, in each case, accrued and unpaid interest. Prior to November 30, 2004, the Company may, at its option, apply part of the net proceeds from certain equity offerings, as defined, to redeem up to 35% of the principal amount of the notes at 111.653% of their face amount, plus accrued and unpaid interest.

The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

Credit Facility

On December 6, 2001, the Company established a $15.0 million four-year credit facility. The Company is permitted to borrow up to $12.0 million under the credit facility, pending the approval by the Nevada Gaming Authorities of the pledge by Majestic Investor Holdings, LLC of the membership interests in Barden Nevada Gaming, LLC in connection with the credit facility. The Company recently filed an application for the necessary approval by the Nevada Gaming Authorities for the pledge necessary in connection with the credit facility. The credit facility is collateralized by substantially all of the Company's current and future assets, other than the excluded assets. The lien on the collateral securing the Company's credit facility is senior to the lien on the collateral securing the senior secured notes. The credit facility also contains financial covenants and restrictions on, among other things, indebtedness, investments, distributions and mergers.

Intercreditor Agreement

In connection with the Company entering into its credit facility, the trustee under the indenture (as collateral agent) entered into an intercreditor agreement with Foothill Capital Corporation, as the lender under the Company's credit facility, which, among other things, subordinates the liens securing the senior secured notes to the liens securing the indebtedness under the Company's credit facility.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Long - Term Debt (Continued)

The intercreditor agreement, among other things, limits the trustee's rights in an event of default under the senior secured notes. Under the intercreditor agreement, if the senior secured notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have indebtedness outstanding under the Company's credit facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Company's credit facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the senior secured notes from pursuing remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of collateral will first be applied to repay indebtedness outstanding under our credit facility and thereafter to the holders of the senior secured notes.

7.  Commitments and Contingencies

Leases

The Company has operating leases that cover various office and gaming equipment. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2001 are as follows:

                    Year ending December 31,
                    2002                               $1,374,495
                    2003                                1,206,426
                    2004                                  925,036
                    2005                                  774,092
                    2006                                  774,092
                    Thereafter                            774,092
                                                       ----------

                                                       $5,828,233
                                                       ==========

Rent expense for the period from inception (September 14, 2001) through December 31, 2001 was $363,925.

Employment Agreements

Mr. Don H. Barden serves as the Company's Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with The Majestic Star Casino, LLC.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Commitments and Contingencies  (Continued)

Mr. Michael E. Kelly serves as the Company's Manager, Executive Vice President, Chief Operating and Financial Officer and Secretary pursuant to a three-year employment agreement with The Majestic Star Casino, LLC dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and Majestic Star's performance. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in The Majestic Star Casino, LLC's 401(k) plan, together with a $100,000 signing bonus and an interest free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

The amounts payable pursuant to the agreements with Messrs. Barden and Kelly are the responsibility of Majestic Star. As indicated in Note 8, the Company entered into an Expense Reimbursement/Sharing Agreement with Majestic Star whereby the Company will reimburse Majestic Star for a specified percentage of expenses paid by Majestic Star for the Company's corporate overhead.

Gaming Regulations

The ownership and operation of our casino gaming facilities are subject to various state and local regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities. In addition, as The Majestic Star Casino, LLC does business in the State of Indiana, the Company is subject to certain reviews by the Indiana Gaming Commission.

The Company's directors, officers, managers and key employees are required to hold individual licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Related Party Transactions

In September 2000, Majestic Investor, LLC was capitalized by Majestic Star with $9.0 million of capital contributions, including interest thereon. Majestic Investor, LLC subsequently contributed this $9.0 million to the Company in connection with the assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to the Company.

On November 22, 2000, Majestic Investor, LLC entered into a definitive purchase and sale agreement, as amended, with Fitzgeralds Gaming Corporation and certain of its affiliates to purchase substantially all of the assets of three of its subsidiaries for $149 million in cash, subject to adjustment in certain circumstances, plus the assumption of certain liabilities. Majestic Investor, LLC assigned all of its rights and obligations under the purchase and sale agreement to the Company following formation of the Company.

Prior to the consummation of the offering of the 11.653% Senior Secured Notes, the Company issued a 35.71% membership interest to Barden Development, Inc. (a company wholly-owned by Mr. Barden and a member of Majestic Star Casino, LLC) ("BDI") in exchange for the contribution by BDI of a note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Majestic Investor, LLC as additional paid-in-equity. Majestic Investor, LLC currently owns 100% of the membership interests of the Company. BDI, upon closing of the offering of the Senior Secured Notes, contributed $5.0 million to the Company in repayment of the promissory note.

On September 19, 2001, the Company entered into a Management Agreement with BDI, which was amended and restated on December 5, 2001 effective December 6, 2001, pursuant to which the Company will pay to BDI fees for acting as the Manager of the Company, which Management Fees, for any fiscal quarter, shall not exceed 1% of net revenues plus 5% of consolidated cash flow for the immediately preceding fiscal quarter, provided that the payment of such Management Fees shall be subordinated to the payment in full of principal, interest, premium and liquidated damages, as defined, if any, then due on the Senior Secured Notes.

On October 22, 2001, the Company entered into an Expense Reimbursement/Sharing Agreement with Majestic Star, pursuant to which the Company and its restricted subsidiaries will each reimburse Majestic Star for a specified percentage of the documented out-of-pocket expenses paid by Majestic Star for the Company's corporate overhead, including (i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance, and supplies, (ii) rent and (iii) other similar costs and expenses.

Interest of $185,750 on a $2.0 million note made by Majestic Investor, LLC to BDI which was later assigned to Majestic Investor Holdings, LLC remains outstanding at December 31, 2001. BDI paid the principal of the note in conjunction with the closing of the acquisition on December 6, 2001.

In December 2001, the Company issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum. The principal and accrued but unpaid interest are due and payable in full on December 12, 2002.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Segment Information

The Company owns and operates three properties as follows: a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties"). The Company identifies its business in three segments based on geographic location. The Properties market in each of their segments primarily to middle-income guests, emphasizing their Fitzgeralds brand and their "Fitzgerald Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel (except for Fitzgeralds Black Hawk) and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through management fees.

A summary of the Properties' operations by business segment for the period from Inception (September 14, 2001) through December 31, 2001 is presented below:

                                                                  (in thousands)
Net revenues:
     Fitzgeralds Las Vegas ......................................   $     3,081
     Fitzgeralds Tunica .........................................         5,368
     Fitzgeralds Black Hawk .....................................         2,072
     Unallocated and other(1) ...................................             -
                                                                    -----------
         Total ..................................................   $    10,521
                                                                    ===========

Income (loss) from operations:
     Fitzgeralds Las Vegas ......................................   $      (393)
     Fitzgeralds Tunica .........................................           654
     Fitzgeralds Black Hawk .....................................           674
     Unallocated and other(1) ...................................        (1,213)
                                                                    -----------
         Total ..................................................   $      (278)
                                                                    ===========

Segment depreciation and amortization:
     Fitzgeralds Las Vegas ......................................   $       167
     Fitzgeralds Tunica .........................................           485
     Fitzgeralds Black Hawk .....................................           100
     Unallocated and other(1) ...................................           169
                                                                    -----------
         Total ..................................................   $       921
                                                                    ===========

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Segment Information  (Continued)

Expenditures for additions to long-lived assets:
     Fitzgeralds Las Vegas .............................       $         -
     Fitzgeralds Tunica ................................               100
     Fitzgeralds Black Hawk ............................                23
     Unallocated and other(1) ..........................                 -
                                                               -----------
         Total .........................................       $       123
                                                               -----------

                                                         As of December 31, 2001
                                                         -----------------------
                                                              (In thousands)

Segment assets:
     Fitzgeralds Las Vegas .............................       $    45,157
     Fitzgeralds Tunica ................................            91,338
     Fitzgeralds Black Hawk ............................            30,913
     Unallocated and other(1) ..........................            16,021
                                                               -----------
                                                               $   183,429
                                                               ===========

(1) Unallocated and other include certain corporate items and eliminations that are not allocated to the operating segments.

10.  Supplemental Guarantor Financial Information

The Company's $152.6 million, 11.653% Senior Secured Notes (See Note 6) are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of the Company. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

The following condensed consolidating information presents condensed consolidating financial statements as of December 31, 2001 and for the period of inception (September 14, 2001) through December 31, 2001, of Majestic Investor Holdings, LLC - the parent Company, the guarantor subsidiaries (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. Majestic Investor Capital Corp. ("MICC"), a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any material assets, obligations or operations. Therefore, no non-guarantor subsidiary has been presented below.

Condensed consolidating balance sheets as of December 31, 2001

                                                Majestic Investor       Guarantor          Eliminating          Consolidated
                                                  Holdings, LLC       Subsidiaries           Entries                Total
                                                  -------------       ------------           -------                -----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $    498,363       $ 17,206,452       $            -         $   17,704,815
     Accounts receivable, net                           269,501          1,196,044                 (711)  (a)        1,464,834
     Inventories                                              -            957,564                    -                957,564
     Prepaid and other current assets                   707,467          1,303,570                    -              2,011,037
                                                   ------------       ------------       --------------         --------------

         Total current assets                         1,475,331         20,663,630                 (711)            22,138,250
                                                   ------------       ------------       --------------         --------------

PROPERTY AND EQUIPMENT, NET                                   -        122,427,962                    -            122,427,962
INTANGIBLE ASSETS, NET                                        -         19,290,753                    -             19,290,753
DUE FROM RELATED PARTIES                            150,855,685                  -         (150,855,685)  (b)                -

OTHER ASSETS                                         14,545,956          5,025,618                    -             19,571,574
                                                   ------------       ------------       --------------         --------------

TOTAL                                              $166,876,972       $167,407,963       $(150,856,396)         $  183,428,539
                                                   ============       ============       ==============         ==============

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt          $  6,500,000       $    156,574       $            -         $    6,656,574
     Accounts payable, accrued and other              2,526,703         15,195,545                 (711)  (a)       17,721,537
                                                   ------------       ------------       --------------         --------------

         Total current liabilities                    9,026,703         15,352,119                 (711)            24,378,111
                                                   ------------       ------------       --------------         --------------

DUE TO RELATED PARTIES                                1,168,273        150,865,241         (150,855,685)  (b)        1,177,829
LONG-TERM DEBT, net of current maturities           145,085,432            254,872                    -            145,340,304
                                                   ------------       ------------       --------------         --------------

     Total Liabilities                              155,280,408        166,472,232         (150,856,396)           170,896,244
                                                   ------------       ------------       --------------         --------------

MEMBERS' EQUITY                                      11,596,564            935,731                    -             12,532,295
                                                   ------------       ------------       --------------         --------------

TOTAL                                              $166,876,972       $167,407,963       $ (150,856,396)        $  183,428,539
                                                   ============       ============       ==============         ==============

(a)   To eliminate intercompany accounts receivable and payable.
(b)   To eliminate intercompany accounts and investment in subsidiaries.

Condensed consolidating statement of operations for the period from Inception (September 14, 2001) through December 31, 2001


                                                          Majestic Investor        Guarantor      Eliminating        Consolidated
                                                            Holdings, LLC        Subsidiaries       Entries             Total
                                                            -------------        ------------       -------             -----
OPERATING REVENUES:
     Casino                                                 $           -        $ 10,358,799     $          -       $ 10,358,799
     Rooms                                                              -           1,079,456                -          1,079,456
     Food and beverage                                                  -           1,189,804                -          1,189,804
     Other                                                              -             203,858                -            203,858
                                                            -------------        ------------                        ------------

         Total                                                          -          12,831,917                -         12,831,917
     Less promotional allowances                                        -          (2,310,848)                -        (2,310,848)

         Net revenue                                                    -          10,521,069                -         10,521,069
                                                                                 ------------                        ------------

COSTS AND EXPENSES:
     Casino                                                             -           4,111,503                -          4,111,503
     Rooms                                                              -             628,910                -            628,910
     Food and beverage                                                  -             706,947                -            706,947
     Other                                                              -             108,732                -            108,732
     Gaming taxes                                                       -             808,464                -            808,464
     Advertising and promotion                                          -             926,226                -            926,226
     General and administration                                    26,476           1,543,167                -          1,569,643
     Depreciation and amortization                                168,930             751,718                -            920,648
     Pre-opening costs                                          1,018,234                   -                -          1,018,234
                                                            -------------        ------------                        ------------

         Total                                                  1,213,640           9,585,667                -         10,799,307
                                                            -------------        ------------                        ------------

OTHER INCOME (EXPENSE):
     Interest income                                              215,791               2,410                -            218,201
     Interest expense                                          (1,208,779)             (2,081)               -         (1,210,860)
                                                            -------------        ------------     ------------       ------------

     NET INCOME (LOSS)                                      $  (2,206,628)       $    935,731     $          -       $ (1,270,897)
                                                            =============        ============     ============       ============

Condensed consolidating statement of cash flows for the period from Inception (September 14, 2001) through December 31, 2001

                                                      Majestic Investor     Guarantor     Eliminating     Consolidated
                                                        Holdings, LLC     Subsidiaries      Entries           Total
                                                        -------------     ------------      -------           -----
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  $  (14,700,259)     $17,334,730      $        -    $    2,634,471
                                                      --------------      -----------      ----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for businesses acquired,
       net of cash acquired                             (143,758,152)               -               -      (143,758,152)
     Acquisition of property and equipment                         -         (122,696)              -          (122,696)
                                                      --------------      -----------      ----------    --------------

     Net cash used in investing activities              (143,758,152)        (122,696)              -      (143,880,848)
                                                      --------------      -----------      ----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of 11.653% Senior
       Secured Notes                                     145,000,400                -               -       145,000,400
     Payment of Senior Secured Notes issuance
       costs                                              (6,815,090)               -               -        (6,815,090)
     Member's equity contribution                          5,000,000                -               -         5,000,000
     Contribution from Majestic Investor                   8,803,191                -               -         8,803,191
     Cash advances from related parties                    1,168,273                -               -         1,168,273
     Issuance of loan to Barden Development, Inc.           (700,000)               -               -          (700,000)
     Line of credit, net                                   6,500,000                -               -         6,500,000
     Cash paid to reduce long-term debt                            -           (5,582)              -            (5,582)
                                                      --------------      -----------      ----------    --------------

     Net cash provided by (used in) financing
       activities                                        158,956,774           (5,582)              -       158,951,192
                                                      --------------      -----------      ----------    --------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                498,363       17,206,452               -        17,704,815

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                                         -                -               -                 -

CASH AND CASH EQUIVALENTS,
         END OF YEAR                                  $      498,363      $17,206,452      $        -    $   17,704,815
                                                      ==============      ===========      ==========    ==============

                                                                     SCHEDULE II

                         MAJESTIC INVESTOR HOLDINGS, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001


                                     Balance at                                                              Balance at
                                 Beginning of Period           Additions                   Deductions       End of Period
                                                      Charged to           Charged to
Description                                      Costs and Expenses      Other Accounts
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Period from Inception
(September 14, 2001) through
December 31, 2001                   $      -          $15,463              $232,579 (a)     $       -          $248,042


(a) Related to acquisition of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company.

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                               Barden        Barden         Barden
                                                             Mississippi    Colorado        Nevada
                                                   Parent      Gaming        Gaming         Gaming      Elimination    Consolidated
                                                   ------      ------        ------         ------      -----------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                $    498,363   $ 8,452,344   $ 3,795,722   $ 4,958,386  $           -   $ 17,704,815
     Accounts receivable, net                      269,501       494,320        59,442       642,282           (711)     1,464,834
     Inventories                                         -       368,147       213,863       375,554              -        957,564
     Prepaid expenses                                7,467       333,363        89,135       782,688              -      1,212,653
     Due from Seller                                     -        98,913        (2,022)      (14,059)             -         82,832
     Note receivable from related party            700,000             -             -             -              -        700,000
     Other                                               -                      15,552             -              -         15,552
                                              ------------------------------------------------------------------------------------
      Total current assets                       1,475,331     9,747,087     4,171,692     6,744,851           (711)    22,138,250
                                              ------------------------------------------------------------------------------------

Property, equipment, and barge improvements,
     net                                                 -    71,642,807    21,978,718    28,806,437              -    122,427,962

Intangible assets, net                                   -     7,776,654     4,122,592     7,391,507              -     19,290,753

Goodwill                                         7,522,250     1,696,000       499,000       885,000              -     10,602,250
Other Assets:
     Deferred financing costs, net               7,023,706             -             -             -              -      7,023,706
     Restricted cash                                     -             -             -     1,000,000              -      1,000,000
     Investment in subsidiaries                150,855,685             -             -             -   (150,855,685)             -
     Other assets, prepaid lease and deposits            -       475,480       141,363       328,775              -        945,618
                                              ------------------------------------------------------------------------------------
      Total other assets                       157,879,391       475,480       141,363     1,328,775   (150,855,685)     8,969,324
      Total Assets                            $166,876,972   $91,338,028   $30,913,365   $45,156,570  $(150,856,396)  $183,428,539
                                              ====================================================================================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt     $  6,500,000   $         -   $    22,965   $   133,609  $           -   $  6,656,574
     Accounts payable                                    -       699,529       269,253       977,948              -      1,946,730
     Other accrued liabilities:
        Payroll and related                              -     2,312,087       721,843     1,972,184              -      5,006,114
        Accrued interest                         1,208,779             -             -             -              -      1,208,779
        Progressive jackpots                             -       919,253     1,143,567       211,230              -      2,274,050
        Slot club liability                              -       131,375       377,132     1,733,369              -      2,241,876
        Other accrued liabilities                1,317,924     2,288,218       589,101       849,456           (711)     5,043,988
                                              ------------------------------------------------------------------------------------
      Total current liabilities                  9,026,703     6,350,462     3,123,861     5,877,796           (711)    24,378,111

Due to related parties                           1,168,273    84,332,230    27,114,152    39,418,859   (150,855,685)     1,177,829
Long-term debt, net of current maturities      145,085,432             -             -       254,872              -    145,340,304
                                              ------------------------------------------------------------------------------------
      Total Liabilities                        155,280,408    90,682,692    30,238,013    45,551,527   (150,856,396)   170,896,244
                                              ------------------------------------------------------------------------------------

Commitments and contingencies
Members' Equity:

     Contribution from Majestic Investor         8,803,192                                                               8,803,192
     Members' contributions                      5,000,000             -             -             -              -      5,000,000
     Accumulated income (deficit)               (2,206,628)      655,336       675,352      (394,957)             -     (1,270,897)
                                              ------------------------------------------------------------------------------------
      Total members' equity (deficit)           11,596,564       655,336       675,352      (394,957)             -     12,532,295
                                              ------------------------------------------------------------------------------------
      Total Liabilities and Members' Equity   $166,876,972   $91,338,028   $30,913,365   $45,156,570  $(150,856,396)  $183,428,539
                                              ====================================================================================

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD
          FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

                                                             Barden        Barden        Barden
                                                           Mississippi    Colorado       Nevada
                                           Parent            Gaming        Gaming        Gaming    Elimination     Consolidated
                                           ------            ------        ------        ------    -----------     ------------
Revenues
     Casino                             $          -     $  5,493,663    $ 2,509,689  $ 2,355,447   $        -     $ 10,358,799
     Rooms                                         -          544,249              -      535,207            -        1,079,456
     Food and beverage                             -          586,412        155,939      447,453            -        1,189,804
     Other                                         -           83,591         13,237      107,030            -          203,858
                                       ----------------------------------------------------------------------------------------

      Gross revenues                               -        6,707,915      2,678,865    3,445,137            -       12,831,917

      less promotional allowances                  -       (1,339,618)      (606,670)    (364,560)           -       (2,310,848)
                                       ----------------------------------------------------------------------------------------

      Net revenues                                 -        5,368,297      2,072,195    3,080,577            -       10,521,069
                                       ----------------------------------------------------------------------------------------

Costs and Expenses:
     Casino                                        -        2,076,018        691,795    1,343,690            -        4,111,503
     Rooms                                         -          187,507              -      441,403            -          628,910
     Food and beverage                             -          221,755         64,647      420,545            -          706,947
     Other                                         -           25,936         42,587       40,209            -          108,732
     Gaming taxes                                  -          654,003         15,200      139,261            -          808,464
     Advertising and promotion                     -          422,856        181,592      321,778            -          926,226
     General and administrative               26,476          641,728        302,270      599,169            -        1,569,643
     Depreciation and amortization           168,930          484,685         99,635      167,398            -          920,648
     Pre-opening expenses                  1,018,234                -              -            -            -        1,018,234
                                       ----------------------------------------------------------------------------------------
      Total costs and expenses             1,213,640        4,714,488      1,397,726    3,473,453            -       10,799,307
                                       ----------------------------------------------------------------------------------------
      Loss from operations                (1,213,640)         653,809        674,469     (392,876)           -         (278,238)
                                       ----------------------------------------------------------------------------------------

Other income (expense):
     Interest income                         215,791            1,527            883            -            -          218,201
     Interest expense                     (1,208,779)               -              -       (2,081)           -       (1,210,860)
                                       ----------------------------------------------------------------------------------------
      Total other income (expense)          (992,988)           1,527            883       (2,081)           -         (992,659)
                                       ----------------------------------------------------------------------------------------

      Net income (loss)                 $ (2,206,628)    $    655,336    $   675,352  $  (394,957)  $        -     $ (1,270,897)
                                       ========================================================================================

                         MAJESTIC INVESTOR HOLDINGS, LLC
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

                                                        Majestic    Barden        Barden        Barden
                                                        Investor  Mississippi    Colorado       Nevada    Eliminating     Total
                                                        Holdings    Gaming        Gaming        Gaming      Entries    Consolidated
                                                        --------    ------        ------        ------      -------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                  $  (2,206,628) $  655,336     $  675,352  $   (394,957) $      -   $  (1,270,897)
Adjustment to reconcile net income (loss)
     to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                       168,930     484,685         99,635       167,398         -         920,648
     Increase in accounts receivable, net               (269,502)   (225,106)       (25,511)      (12,724)        -        (532,843)
     (Increase) decrease in related party            (14,912,296)  6,665,673      3,101,010     5,136,948         -          (8,665)
     (Increase) decrease in inventories                        -      48,615        (31,048)        3,319         -          20,886
     Increase in prepaid expenses                         (7,467)    (39,130)          (807)     (248,961)        -        (296,365)
     (Increase) decrease in other assets                       -     (32,031)         1,721         5,807         -         (24,503)
     Increase (decrease) in accounts payable                   -     341,532        229,962      (176,506)        -         394,988
     Increase in accrued interest                      1,208,779           -              -             -         -       1,208,779
     Increase (decrease) in accrued and other
         liabilities                                   1,317,925     652,524       (254,592)      506,586         -       2,222,443
                                                    ------------  ----------     ----------  ------------  --------   -------------
         Net cash provided by (used in) operating
              activities                             (14,700,259)  8,552,098      3,795,722     4,986,910         -       2,634,471
                                                    ------------  ----------     ----------  ------------  --------   -------------

Cash Flows From Investing Activities:
     Payment for businesses acquired, net of cash
         acquired                                   (143,758,152)          -              -             -         -    (143,758,152)
     Acquisition of property and equipment                     -     (99,754)             -       (22,942)        -        (122,696)
                                                    ------------  ----------     ----------  ------------  --------   -------------
         Net cash used in investing activities      (143,758,152)    (99,754)             -       (22,942)        -    (143,880,848)
                                                    ------------  ----------     ----------  ------------  --------   -------------

Cash Flows From Financing Activities:
     Proceeds from issuance of 11.653% Senior
        Secured Notes                                145,000,400           -              -             -         -     145,000,400
     Payment of Senior Secured Notes issuance costs   (6,815,090)          -              -             -         -      (6,815,090)
     Member's equity contribution                      5,000,000           -              -             -         -       5,000,000
     Contribution from  Majestic Investor              8,803,191           -              -             -         -       8,803,191
     Cash advances from related parties                1,168,273           -              -             -         -       1,168,273
     Issuance of loan to Barden Development, Inc.       (700,000)          -              -             -         -        (700,000)
     Line of credit, net                               6,500,000           -              -             -         -       6,500,000
     Cash paid to reduce long-term debt                        -           -              -        (5,582)        -          (5,582)
                                                    ------------  ----------     ----------  ------------  --------   -------------
         Net cash provided by (used in) financing
             activities                              158,956,774           -              -        (5,582)        -     158,951,192
                                                    ------------  ----------     ----------  ------------  --------   -------------

Net increase in cash and cash equivalents                498,363   8,452,344      3,795,722     4,958,386         -      17,704,815
Cash and cash equivalents, beginning of year                   -           -              -             -         -               -
                                                    ------------  ----------     ----------  ------------  --------   -------------
Cash and cash equivalents, end of year             $     498,363  $8,452,344     $3,795,722  $  4,958,386   $     -   $  17,704,815
                                                    ============  ==========     ==========  ============  ========   =============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

MAJESTIC INVESTOR HOLDINGS, LLC
By: Barden Development Inc., Manager


By: /s/ Don H. Barden
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer


MAJESTIC INVESTOR CAPITAL CORP.


By: /s/ Don H. Barden
    ----------------------------------------------------
    Don H. Barden, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature                                    Title                             Date
---------                                    -----                             ----

/s/ Don H. Barden         President and Chief Executive Officer           April 15, 2002
----------------------    of the Manager, the Company and Majestic
Don H. Barden             Investor Capital Corp., and the Sole
                          Director of Majestic Investor Capital
                          Corp. (Principal Executive Officer)

/s/ Michael E. Kelly      Vice President, Chief Operating and             April 15, 2002
----------------------    Financial Officer of the Company
Michael E. Kelly          and Majestic Investor Capital Corp.
                          (Principal Financial and Accounting
                          Officer)

                                  EXHIBIT INDEX
                                  -------------

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company's Commission file number is 333-81584.

Exhibit No.                Description of Document
-----------                -----------------------

2.1 Purchase and Sale Agreement dated as of November 22, 2000 by and among Majestic Investor, LLC, Fitzgerald's Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgerald's Mississippi, Inc., Fitzgerald's Gaming Corporation and certain affiliates of the foregoing parties, as amended by the First Amendment thereto, dated as of December 4, 2000 (Registration Statement No. 333-81584)

2.2 First Amendment to Purchase and Sale Agreement dated as of December 4, 2000 by and among Majestic Investor, LLC, Fitzgeralds Las Vegas, Inc., 100 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc., Fitzgeralds Gaming Corporation and certain affiliates of the foregoing parties (Registration Statement 333-81584)

2.3 Second Amendment to Purchase and Sale Agreement dated as of November 1, 2001 by and among Majestic Investor Holdings, LLC, Majestic Investor, LLC, Barden Nevada Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc. and Fitzgeralds Gaming Corporation (Registration Statement No. 333-81584)

3.1 Certificate of Formation of Majestic Investor Holdings, LLC (Registration Statement No. 333-81584)

3.2 Limited Liability Company Agreement of Majestic Investor Holdings, LLC dated September 25, 2001 (Registration Statement No. 333-81584)

3.3 Certificate of Incorporation of Majestic Investor Capital Corp. (Registration Statement No. 333-81584)

3.4 By-laws of Majestic Investor Capital Corp. (Registration Statement No. 333-81584)

4.1 Indenture dated as of December 6, 2001 between Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., as issuers, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC, as subsidiary guarantors, and the Bank of New York, as Trustee (Registration Statement No. 333-81584)

4.2 Registration Rights Agreement dated as of December 6, 2001 among Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC, as guarantors, and Jefferies & Company, Inc. (Registration Statement No. 333-81584)

4.3 Guarantee dated as of December 6, 2001 of Barden Mississippi Gaming LLC, Barden

     Colorado Gaming, LLC and Barden Nevada Gaming, LLC(Registration Statement No. 333-81584)

4.4 Pledge and Security Agreement dated as of December 6, 2001 by and among Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Nevada Gaming, LLC and The Bank of New York (Registration Statement No. 333-81584)

4.5 Pledge Agreement dated as of December 6, 2001 by and between Majestic Investor, LLC and The Bank of New York (Registration Statement No. 333-81584)

4.6 Trademark Security Agreement dated as of December 6, 2001 by and among Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Nevada Gaming, LLC and The Bank of New York (Registration Statement No. 333-81584)

4.7 First Preferred Vessel Mortgage, dated as of December 6 2001 by and between Barden Mississippi, LLC and The Bank of New York (Registration Statement No. 333-81584)

4.8 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Mississippi Gaming, LLC as Trustor, Jim B. Tohill as Trustee and The Bank of New York as Beneficiary, dated as of December 6, 2001 (Registration Statement No. 333-81584)

4.9 Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents by and among Barden Nevada Gaming, LLC as Trustor, Fidelity National Title Agency of Nevada, Inc. as Trustee, and The Bank of New York as Beneficiary, dated as of December 6, 2001 (Registration Statement No. 333-81584)

4.10 Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents by and among Barden Colorado Gaming, LLC as Trustor, The Public Trustee of the County of Gilpin, State of Colorado as Trustee, and The Bank of New York as Beneficiary, dated as of December 6, 2001 (Registration Statement No. 333-81584)

4.11 Intercreditor Agreement, dated as of December 6, 2001 between The Bank of New York and Foothill Capital Corporation (Registration Statement No. 333-81584)

4.12 Loan and Security Agreement dated as of December 6, 2001 by and among Majestic Investor Holdings, LLC, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC, Barden Nevada Gaming, LLC and Foothill Capital Corporation (Registration Statement No. 333-81584)

4.13 Loan and Security Agreement dated as of December 6, 2001, by Majestic Investor, LLC, Fitzgeralds Las Vegas, Inc., 101 Main Street Limited Liability Company, Fitzgeralds Mississippi, Inc., Fitzgeralds Gaming Corporation and certain affiliates of the foregoing parties dated as November 22, 2000 (Registration Statement No. 333-81584)

4.14 General Continuing Guaranty dated as of December 6, 2001, by Majestic Investor Holdings, LLC, Majestic Investor Capital Corp., Barden Colorado Gaming, LLC, Barden

       Mississippi Gaming, LLC and Barden Nevada Gaming, LLC, in favor of Foothill Capital Corporation (Registration Statement No. 333-81584)

4.15 Guarantor Security Agreement dated as of December 6, 2001 by Majestic Investor Holdings, LLC and Majestic Investor Capital Corp. in favor of Foothill Capital Corporation (Registration Statement No. 333-81584)

4.16 First Preferred Vessel Mortgage, dated as of December 6, 2001 by Barden Mississippi Gaming, LLC in favor of Foothill Capital Corporation (Registration Statement No. 333-81584)

4.17 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Mississippi Gaming, LLC as Trustor, Jim B. Tohill as Trustee and Foothill Capital Corporation as Beneficiary, dated as of December 6, 2001 (Registration Statement No. 333-81584)

4.18 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Nevada Gaming, LLC as Trustor, Fidelity National Title Agency of Nevada, Inc. as Trustee, and Foothill Capital Corporation as Beneficiary, dated as of December 6, 2001 (Registration Statement No. 333-81584)

4.19 Deed of Trust, Security Agreement and Fixture Filing with Financing Statement and Assignment of Rents by and among Barden Colorado Gaming, LLC as Trustor, The Public Trustee of the County of Gilpin, State of Colorado as Trustee, and Foothill Capital Corporation as Beneficiary, dated as of December 6, 2001 (Registration Statement No. 333-81584)

4.20 Stock Pledge Agreement dated as of December 6, 2001 between Majestic Investor Holdings, LLC and Foothill Capital Corporation (Registration Statement No. 333-81584)

4.21 Guarantor Trademark Security Agreement dated as of December 6, 2001 between Majestic Investor Holdings, LLC and Foothill Capital Corporation (Registration Statement No. 333-81584)

4.22 Subordination of First Preferred Vessel Mortgage Upon Fitzgeralds Tunica (Official No. 262757) (Registration Statement No. 333-81584)

4.23 Subordination Agreement dated as of December 6, 2001 by Barden Mississippi Gaming, LLC and The Bank of New York, in favor of Foothill Capital Corporation (Registration Statement No. 333-81584)

4.24 Subordination Agreement dated as of December 6, 2001 by Barden Colorado Gaming, LLC and The Bank of New York, in favor of Foothill Capital Corporation (Registration Statement No. 333-81584)

4.25 Subordination Agreement dated as of December 6, 2001 by Barden Nevada Gaming, LLC and The Bank of New York, in favor of Foothill Capital Corporation (Registration Statement No. 333-81584)

10.1*  Employment Agreement dated October 22, 2001 between Don H. Barden and The

           Majestic Star Casino, LLC (Registration Statement No. 333-81584)

10.2* Employment Agreement dated October 22, 2001 between Michael E. Kelly and The Majestic Star Casino, LLC (Registration Statement
           No. 333-81584)

10.3 Expense Reimbursement Agreement dated as of October 22, 2001 between Majestic Investor Holdings, LLC and The Majestic Star Casino, LLC (Registration Statement No. 333-81584)

10.4 Amended and Restated Management Agreement dated as of December 6, 2001, between Majestic Investor Holdings, LLC and Barden Development, Inc. (Registration Statement No. 333-81584)

10.5 Member Agreement dated as of December 6, 2001 by and among Majestic Investor, LLC, Majestic Investor Holdings, LLC, The Majestic Star Casino, LLC and Barden Development, Inc. (Registration Statement No. 333-81584)

10.6 Assignment of Membership Interest by and between Don H. Barden and Majestic Investor, LLC dated as of August 18, 2001 (Registration Statement No. 333-81584)

10.7 Contribution and Assignment Agreement by and between Majestic Investor, LLC and Majestic Investor Holdings, LLC dated as of September 27, 2001 (Registration Statement No. 333-81584)

10.8 Lease Agreement dated September 5, 1995 by and between John A. Kramer, Sr., Trustee, Helen M. Kramer, Elizabeth Thatcher Brooks and Betty Bennett, Executrix of the estate of John David Kramer, as Lessor, and Fitzgeralds Las Vegas, Inc., as Lessee (Registration Statement No. 333-81584)

10.9 Assignment of Ground Lease dated December 6, 2001 by and between Fitzgeralds Las Vegas, Inc., as Assignor, and Barden Nevada Gaming, LLC, as Assignee (Registration Statement No. 333-81584)

10.10 Lease Agreement dated September 1, 1978 between Jewel F. Nolen and Julie L. Nolen, David Kramer and Betty Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as Lessee (Registration Statement No. 333-81584)

10.11 Amendment to Kramer Ground Lease dated December 20, 1982 between Julie L. Nolen, David Kramer, Betty Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as Lessee (Registration Statement No. 333-81584)

10.12 Lease Amendment, Estoppel Certificate and Consent to Assignment dated October 18, 1987 to the named recipients and between Julie L. Nolen, David Kramer, Betty Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as Lessee (Registration Statement No. 333-81584)

10.13 Second Amendment to the Kramer Ground Lease dated as of November 1998 by and between Fitzgeralds Las Vegas, Inc, as Lessee, and John A. Kramer, as Trustee, and Julie LaMoyne Nolen, Betty Bennett and Richard James Tinkler, as Lessors (Registration Statement No. 333-81584)

10.14 Assignment of Ground Lease dated December 6, 2001 by Fitzgeralds Las Vegas, Inc., as Assignor, and Barden Nevada Gaming, LLC, as Assignee (Registration Statement No. 333-81584)

10.15 Lease Agreement dated July 21, 1954 between Las Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee (Registration Statement No. 333-81584)

10.16 Amendment to Lease Agreement dated July 26, 1954 between Las Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee (Registration Statement No. 333-81584)

10.17      Assignment, dated July 27, 1954(Registration Statement No. 333-81584)

10.18 Supplemental Agreement of October 14, 1954 between Las Vegas Lodge No. 32, Free & Accepted Masons and H. John Gluskin (Registration Statement No. 333-81584)

10.19      Assignment dated February 2, 1955 (Registration Statement
           No. 333-81584)

10.20      Assignment dated August 7, 1972 (Registration Statement
           No. 333-81584)

10.21      Articles of Amendment dated June 7, 1973 between Las Vegas Lodge
           No. 32, Free & Accepted Masons, as Lessor, and Frederic N. Richman and The Pullman Company, d/b/a Nevada Building Company (Registration Statement No. 333-81584)

10.22      Assignment dated September 1, 1973 (Registration Statement
           No. 333-81584)

10.23 Amendment to Masonic Lodge Ground Lease dated December 20, 1989 (Registration Statement No. 333-81584)

10.24 Lease Amendment, Estoppel Certificate and Consent to Assignment dated October 23, 1987 to the named recipients and between Las Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee (Registration Statement No. 333-81584)

10.25 Lease Amendment, Estoppel Certificate and Consent to Assignment dated October 23, 1987 to the named recipients and between Las Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee (Registration Statement No. 333-81584)

10.26 Second Amendment to Masonic Ground Lease dated November 23, 1998 by and between Fitzgeralds Las Vegas, Inc, as Lessee, and Las Vegas Lodge No. 32, Free and Accepted Masons of Las Vegas, as Lessor (Registration Statement No. 333-81584)

10.27 Lease Amendment and Estoppel Certificates dated December 6, 2001 by and among Las Vegas Lodge No. 32, Free and Accepted Masons, as Lessor, Fitzgeralds Las Vegas, Inc., as Lessee, and Barden Nevada Gaming, LLC, as Successor Lessee (Registration Statement
           No. 333-81584)

10.28 Assignment of Ground Lease dated December 6, 2001 by Fitzgeralds Las Vegas, Inc., as Assignor, and Barden Nevada Gaming, LLC, as Assignee (Registration Statement No. 333-81584)

10.29 Lease dated March 4, 1976 between A.W. Ham, Jr., Trustee, under the wills of A.W. Ham and Alta M. Ham, as Lessor, and Nevada Building Company, as Lessee (Registration Statement No. 333-81584)

10.30      Amendments to Ham Ground Lease dated December 20, 1982 and
           December 30, 1982 between A.W. Ham, Jr., Trustee, as Lessor, and M.B. Dalitz, as Lessee (Registration Statement No. 333-81584) (Registration Statement No. 333-81584)

10.31 Lease Amendment, Estoppel Certificate and Consent to Assignment dated October 18, 1987 to the named recipients and between A.W. Ham, Jr., Trustee, and M.B. Dalitz (Registration Statement No. 333-81584)

10.32 Second Amendment to Ham Ground Lease dated November 22, 1998 by and between Fitzgeralds Las Vegas, Inc., as Lessee and Gary R. Dokter, Jacquelin Trahan-Weber, Georgia Makeever and Carolyn Pressman, as Lessors (Registration Statement No. 333-81584)

10.33 Assignment of Ground Lease dated December 6, 2001 by and between Fitzgeralds Las Vegas, Inc., as Assignor, and Barden Nevada Gaming, LLC, as Assignee (Registration Statement No. 333-81584)

10.34 Agreement Regarding Ground Leases by and between Barden Nevada Gaming, LLC and The Bank of New York dated as of December 6, 2001 (Registration Statement No. 333-81584)

10.35 Agreement Regarding Ground Leases by and between Barden Nevada Gaming, LLC and Foothill Capital Corporation, dated as of December 6, 2001 (Registration Statement No. 333-81584)

21.1 List of Subsidiaries of Majestic Investor Holdings, LLC (Registration Statement No. 333-81584)

__________________

* Identifies current management contracts or compensatory plans or arrangements.