Form 10-Q
period 2002-03-31
MAJESTIC INVESTOR HOLDINGS LLC; MAJESTIC INVESTOR CAPITAL CORP
filed 2002-05-15
CIK 1164766, 1164765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                       or

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-81584

Delaware                 MAJESTIC INVESTOR HOLDINGS, LLC              33-4468392

Delaware                 MAJESTIC INVESTOR CAPITAL CORP.              36-4471622

(State or other      (Exact name of registrant as specified     (I.R.S. Employer
jurisdiction                     in its charter)             Identification No.)
of incorporation
or organization)

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

Yes ______  No __X___

Shares outstanding of each of the registrant's classes of common stock as of March 31, 2002:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                         MAJESTIC INVESTOR HOLDINGS, LLC

                                      Index


PART I    FINANCIAL INFORMATION                                                 Page No.
                                                                                --------
     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets, as of March 31, 2002
              and December 31, 2001 ...............................................1

             Consolidated Statement of Operations for the three months
              ended March 31, 2002 ................................................2

             Consolidated Statement of Cash Flows for the three months
              ended March 31, 2002 ................................................3

             Notes to Financial Statements ........................................4

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................................18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........24


PART II   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ....................................24

SIGNATURES ...................................................................... 25

                         PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         MAJESTIC INVESTOR HOLDINGS, LLC
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                       March 31,    December 31,
                                                                         2002            2001
ASSETS
Current Assets:
   Cash and cash equivalents                                       $  17,324,526   $  17,704,815
   Accounts receivable, less allowance for doubtful accounts
     of $261,702 and $248,042, respectively                            1,388,016       1,464,834
   Inventories                                                           886,482         957,564
   Prepaid expenses                                                    1,581,998       1,212,653
   Due from Seller                                                       269,782          82,832
   Note receivable from related party                                    700,000         700,000
   Other                                                                  42,283          15,552
                                                                    ------------   -------------
     Total current assets                                             22,193,087      22,138,250
                                                                    ------------   -------------

Property, equipment, and barge improvements, net                     121,236,901     122,427,962
Intangible assets (net)                                               18,892,928      19,290,753
Goodwill                                                              10,897,775      10,602,250
Other Assets:
   Deferred financing costs, less accumulated amortization
     of $391,375 and $83,897, respectively                             7,105,971       7,023,706
   Restricted cash                                                     1,000,000       1,000,000
   Other assets and deposits                                           1,523,863         945,618
                                                                   -------------   -------------
     Total other assets                                                9,629,834       8,969,324
                                                                   -------------   -------------

     Total Assets                                                  $ 182,850,525   $ 183,428,539
                                                                   =============   =============
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                            $   1,836,099   $   6,656,574
   Accounts payable                                                    1,550,489       1,946,730
   Other accrued liabilities:
     Payroll and related                                               4,317,326       5,006,114
     Interest                                                          5,645,784       1,208,779
     Progressive jackpots                                              2,396,782       2,274,050
     Slot club liability                                               2,376,608       2,241,876
     Other accrued liabilities                                         4,422,778       5,043,988
                                                                   -------------   -------------
       Total current liabilities                                      22,545,866      24,378,111
                                                                   -------------   -------------
Due to related parties                                                 1,341,688       1,177,829
Long-term debt, net of current maturities                            145,624,466     145,340,304
                                                                   -------------   -------------
       Total Liabilities                                             169,512,020     170,896,244
                                                                   -------------   -------------
Members' Equity:
   Members' contributions                                             13,803,192      13,803,192
   Accumulated deficit                                                  (464,687)     (1,270,897)
                                                                   -------------   -------------
       Total members' equity                                          13,338,505      12,532,295
                                                                   -------------   -------------
       Total Liabilities and Members' Equity                       $ 182,850,525   $ 183,428,539
                                                                   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                      Consolidated Statement of Operations
                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                2002
Revenues:

   Casino                                                   $ 42,354,751
   Rooms                                                       4,088,511
   Food and beverage                                           5,096,101
   Other                                                         888,490
                                                            ------------

        Gross Revenues                                        52,427,853

        less promotional allowances                           (9,115,301)
                                                            ------------

        Net Revenues                                          43,312,552
                                                            ------------
Costs and Expenses:

   Casino                                                     10,820,025
   Rooms                                                       3,412,439
   Food and beverage                                           6,294,634
   Other                                                         512,960
   Gaming taxes                                                5,019,754
   Advertising and promotion                                   1,175,555
   General and administrative                                  7,193,702
   Depreciation and amortization                               3,387,015
   Pre-opening expenses                                            7,287
                                                            ------------

        Total costs and expenses                              37,823,371
                                                            ------------

        Operating income                                       5,489,181
                                                            ------------
Other Income (Expense):

   Gain on sale of assets                                          6,542
   Interest income                                                31,608
   Interest expense                                           (4,515,387)
   Other non-operating expense                                   (17,492)
                                                            ------------
        Total other income (expense)                          (4,494,729)
                                                            ------------
        Net income                                             $ 994,452
                                                            ============

   The accompanying notes are an integral part of these financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

Cash Flows From Operating Activities:
Net income                                                                                     $   994,452
Adjustment to reconcile net income to net cash provided by operating activities
     Depreciation                                                                                2,362,841
     Amortization                                                                                1,024,174
     Gain on sale of assets                                                                         (6,542)
     Increase in accounts receivable                                                               (78,072)
     Decrease in inventories                                                                        71,082
     Increase in prepaid expenses                                                                 (369,346)
     Increase in other assets                                                                     (604,976)
     Decrease in accounts payable                                                                 (396,241)
     Decrease in related party payables                                                            (32,060)
     Decrease in accrued payroll and other expenses                                               (688,788)
     Increase in accrued interest                                                                4,437,005
     Increase in other accrued liabilities                                                         252,061
                                                                                               -----------
        Net cash provided by operating activities                                                6,965,590

Cash Flows From Investing Activities:
     Acquisition of property, equipment and vessel improvements                                 (1,171,782)
     Payment of acquisition related costs                                                         (796,649)
     Proceeds from sale of equipment                                                                 6,542
                                                                                               -----------

        Net cash used investing activities                                                      (1,961,889)
                                                                                               -----------
Cash Flows From Financing Activities:
     Line of credit, net                                                                        (4,800,000)
     Payment of 11.653% Senior Secured Notes issuance costs                                       (505,136)
     Cash paid to reduce long-term debt                                                            (55,182)
     Cash advances to/from affiliates                                                              164,570
     Distribution to Barden Development, Inc.                                                     (188,242)
                                                                                               -----------

        Net cash used in financing activities                                                   (5,383,990)
                                                                                               -----------

Net decrease in cash and cash equivalents                                                         (380,289)
Cash and cash equivalents, beginning of period                                                  17,704,815
                                                                                               -----------
Cash and cash equivalents, end of period                                                       $17,324,526
                                                                                               ===========


Interest paid:
   Equipment Debt                                                                              $     8,361
   Line of credit                                                                              $    70,020

                  The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

         Majestic Investor Holdings, LLC (the "Company"), is a Delaware limited liability company formed on September 14, 2001. The Company owns and operates three Fitzgeralds brand casinos through its wholly-owned subsidiaries, Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC, each of which is a "restricted subsidiary" of the Company under the Indenture relating to the Company's 11.653% Senior Secured Notes (the "Notes"). Majestic Investor Capital Corp. ("MICC"), another wholly-owned subsidiary of the Company, was formed specifically to facilitate the offering of the Company's Notes and does not have any material assets or operations.

         The Company is a wholly-owned subsidiary of Majestic Investor, LLC and an indirect wholly-owned subsidiary of The Majestic Star Casino, LLC ("Majestic Star"), owner and operator of the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana. The Company is indirectly wholly-owned and controlled by Don H. Barden, the Company's Manager, Chairman, President and Chief Executive Officer.

         Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as the "Company," refer to Majestic Investor Holdings, LLC and all of its subsidiaries.

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company's wholly-owned subsidiaries, Majestic Investor Capital Corp., Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period has been made. The results for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 3. Commitments and Contingencies

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

         The Company's directors, officers, managers and key employees are required to hold individual licenses, the requirements for which vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

Note 4. Acquisitions

         On December 6, 2001, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. The parties to the acquisition entered into an agreement, dated May 9, 2002, in which the parties agreed to a $3.8 million reduction in the purchase price based upon an analysis of the assets purchased and liabilities assumed. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

         The purchase was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.

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
                                                          =======

         Intangible assets primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets, such as the Company's gaming license, are not amortized but instead are subject to impairment tests at least annually.

Note 5. Other Intangible Assets

         The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2002, are as follows:

                                          Gross Carrying    Accumulated
                                             Amount         Amortization
                                                   (in thousands)

           Amortized intangible assets:
           Customer relationships            $  9,800       $  (390)
           Tradename                            3,700          (117)
           Riverboat excursion license            700           -
                                             --------       -------

           Total                             $ 14,200       $  (507)
                                             ========       =======
           Unamortized inangible assets:

           Gaming license                    $  5,200
                                             --------

           Total                             $  5,200
                                             ========

     The amortization expense recorded on the intangible assets for the three months ended March 31, 2002 was $0.4 million. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                                (In thousands)

          For the year ended December 31,
          2002                                         $ 1,595
          2003                                         $ 1,642
          2004                                         $ 1,642
          2005                                         $ 1,642
          2006                                         $ 1,642

Note 6. Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                (In thousands)

          Balance as of January 1, 2002               $ 10,602
          Goodwill acquired                                296
                                                      --------
          Balance as of March 31, 2002                $ 10,898
                                                      --------

     The increase in goodwill primarily relates to professional fees incurred by the Company related to the acquisition of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk.

     In accordance with FAS 142, goodwill is not amortized but instead subject to impairment tests at least annually.

Note 7. Segment Information

     The Company owns and operates three properties as follows: a casino and hotel located in downtown Las Vegas, Nevada; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the "Properties"). The Company identifies its business in three segments based on geographic location. The Properties market in each of their segments primarily to middle-income guests, emphasizing their Fitzgeralds brand and their "Fitzgerald Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel rooms (except in Black Hawk, Colorado) and food and beverage.

     The accounting policies of each business segment are the same as those described in the summary of significant accounting policies previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There are minimal inter-segment sales. Corporate costs are allocated to the business segment through management fees from Majestic Star and are reflected in "General and Administrative" expenses.

     A summary of the Properties' operations by business segment for the three months ended March 31, 2002 is presented below:

                                                          (in thousands)
          Net revenues:
              Fitzgeralds Tunica                             $ 22,250
              Fitzgeralds Black Hawk                            8,005
              Fitzgeralds Las Vegas                            13,058
                                                             --------
                  Total                                      $ 43,313
                                                             --------

          Income (loss) from operations:
              Fitzgeralds Tunica                             $  4,628
              Fitzgeralds Black Hawk                            1,259
              Fitzgeralds Las Vegas                               240
              Unallocated and other (1)                          (638)
                                                             --------
                  Total                                      $  5,489
                                                             --------

          Segment depreciation and amortization:
              Fitzgeralds Tunica                             $  1,780
              Fitzgeralds Black Hawk                              364
              Fitzgeralds Las Vegas                               617
              Unallocated and other (1)                           626
                                                             --------
                  Total                                      $  3,387
                                                             --------

          Expenditures for additions to long-lived assets:
              Fitzgeralds Tunica                             $    513
              Fitzgeralds Black Hawk                              104
              Fitzgeralds Las Vegas                               555
                                                             --------
                  Total                                      $  1,172
                                                             --------

          Segments assets:
              Fitzgeralds Tunica                             $ 89,921
              Fitzgeralds Black Hawk                           30,234
              Fitzgeralds Las Vegas                            45,597
              Unallocated and other (1)                        17,099
                                                             --------
                  Total                                      $182,851
                                                             --------

          (1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

Note 8. Related Party Transactions

     During the three months ended March 31, 2002, a distribution of $188,000, related to the fourth quarter of 2001, was paid to Bardon Development Inc. ("BDI") in accordance with the Management Agreement between the Company and BDI dated December 5, 2001.

     Interest of $185,750 on a $2.0 million note made by Majestic Investor, LLC to BDI which was later assigned to Majestic Investor Holdings, LLC remains outstanding at March 31, 2002. BDI repaid the principal of the note in conjunction with the closing of the acquisition on December 6, 2001.

     In December 2001, the Company issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum. The principal and accrued but unpaid interest are due and payable in full on December 12, 2002.

Note 9. Supplemental Guarantor Financial Information

     The Company's $152.6 million, 11.653% Senior Secured Notes are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of the Company. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

     The following condensed consolidating information presents financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002, of Majestic Investor Holdings, LLC, the parent Company, the guarantor subsidiaries (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. MICC, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any material assets, obligations or operations. Therefore, no non-guarantor subsidiary has been presented below.

Condensed consolidating balance sheets as of March 31, 2002

                                              Majestic Investor    Guarantor      Eliminating           Total
                                                Holdings, LLC     Subsidiaries      Entries          Consolidated
ASSETS
Current Assets:
   Cash and cash equivalents                    $  1,270,853      $ 16,053,673   $           -       $ 17,324,526
   Accounts receivable (net)                       3,422,233         1,189,076      (3,223,293)(a)      1,388,016
   Inventories                                             -           886,482               -            886,482
   Prepaid expenses and other current assets         705,467         1,888,596               -          2,594,063
                                                ------------      ------------   -------------       ------------
     Total current assets                          5,398,553        20,017,827      (3,223,293)        22,193,087
                                                ------------      ------------   -------------       ------------
Property and equipment, net                                -       121,236,901               -        121,236,901
Intangible assets, net                                     -        18,892,928               -         18,892,928
Due from related parties                         145,209,023                 -    (145,209,023)(b)              -
Other assets                                      14,923,746         5,603,863               -         20,527,609
                                                ------------      ------------   -------------       ------------
     Total Assets                               $165,531,322      $165,751,519   $(148,432,316)      $182,850,525
                                                ============      ============   =============       ============
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt         $  1,700,000      $    136,099   $           -          1,836,099
   Accounts payable, accrued and other             6,070,253        14,639,514               -         20,709,767
                                                ------------      ------------   -------------       ------------
     Total current liabilities                     7,770,253        14,775,613               -         22,545,866
                                                ------------      ------------   -------------       ------------
Due to related parties                             6,094,291       143,679,713    (148,432,316)(b)      1,341,688
Long-term debt, net of current maturities        145,404,301           220,165               -        145,624,466
                                                ------------      ------------   -------------       ------------
     Total Liabilities                           159,268,845       158,675,491    (148,432,316)       169,512,020
Members' Equity                                    6,262,477         7,076,028               -         13,338,505
                                                ------------      ------------   -------------       ------------
     Total Liabilities and Member's Equity      $165,531,322      $165,751,519   $(148,432,316)      $182,850,525
                                                ============      ============   =============       ============

(a)  To eliminate intercompany receivables and payables.

(b)  To eliminate intercompany accounts and investment in subsidiaries

Condensed consolidating balance sheets as of December 31, 2001

                                             Majestic Investor     Guarantor     Eliminating           Total
                                               Holdings, LLC     Subsidiaries      Entries          Consolidated
ASSETS
Current Assets:
   Cash and cash equivalents                   $    498,363      $ 17,206,452   $           -       $ 17,704,815
   Accounts receivable (net)                        269,501         1,196,044            (711)(a)      1,464,834
   Inventories                                            -           957,564               -            957,564
   Prepaid expenses and other current assets        707,467         1,303,570               -          2,011,037
                                               ------------      ------------   -------------       ------------
     Total current assets                         1,475,331        20,663,630            (711)        22,138,250
                                               ------------      ------------   -------------       ------------

Property and equipment, net                               -       122,427,962               -        122,427,962
Intangible assets, net                                    -        19,290,753               -         19,290,753
Due from related parties                        150,855,685                 -    (150,855,685)(b)              -
Other assets                                     14,545,956         5,025,618               -         19,571,574
                                               ------------      ------------   -------------       ------------

     Total Assets                              $166,876,972      $167,407,963   $(150,856,396)      $183,428,539
                                               ============      ============   =============       ============
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:

   Current maturities of long-term debt        $  6,500,000      $    156,574   $           -          6,656,574
   Accounts payable, accrued and other            2,526,703        15,195,545            (711)(a)     17,721,537
                                               ------------      ------------   -------------       ------------
     Total current liabilities                    9,026,703        15,352,119            (711)        24,378,111
                                               ------------      ------------   -------------       ------------

Due to related parties                            1,168,273       150,865,241    (150,855,685)(b)      1,177,829
Long-term debt, net of current maturities       145,085,432           254,872               -        145,340,304
                                               ------------      ------------   -------------       ------------

     Total Liabilities                          155,280,408       166,472,232    (150,856,396)       170,896,244

Members' Equity                                  11,596,564           935,731               -         12,532,295
                                               ------------      ------------   -------------       ------------

     Total Liabilities and Member's Equity     $166,876,972      $ 67,407,963   $(150,856,396)      $183,428,539
                                               ============      ============   =============       ============

(a) To eliminate intercompany receivables and payables.
(b) To eliminate intercompany accounts and investment in subsidiaries

Condensed consolidating statements of operations for the three months ended March 31, 2002

                                      Majestic Investor    Guarantor      Eliminating   Consolidated
                                        Holdings, LLC     Subsidiaries      Entries        Total
Revenues:
   Casino                                $         -       $42,354,751     $        -    $42,354,751
   Rooms                                           -         4,088,511              -      4,088,511
   Food and beverage                               -         5,096,101              -      5,096,101
   Other                                           -           888,490              -        888,490
                                         -----------       -----------     ----------    -----------
        Gross revenues                             -        52,427,853              -     52,427,853
        less promotional allowances                -        (9,115,301)             -     (9,115,301)
                                         -----------       -----------     ----------    -----------
     Net revenues                                  -        43,312,552              -     43,312,552
                                         -----------       -----------     ----------    -----------
Costs and Expenses:
   Casino                                          -        10,820,025              -     10,820,025
   Rooms                                           -         3,412,439              -      3,412,439
   Food and beverage                               -         6,294,634              -      6,294,634
   Other                                           -           512,960              -        512,960
   Gaming taxes                                    -         5,019,754              -      5,019,754
   Advertising and promotion                       -         1,175,555              -      1,175,555
   General and administrative                  4,205         7,189,497              -      7,193,702
   Depreciation and amortization             626,347         2,760,668              -      3,387,015
   Pre-opening expenses                        7,287                 -              -          7,287
                                         -----------       -----------     ----------    -----------
        Total costs and expenses             637,839        37,185,532              -     37,823,371
                                         -----------       -----------     ----------    -----------
        Operating income (loss)             (637,839)        6,127,020              -      5,489,181
                                         -----------       -----------     ----------    -----------
Other Income (Expense):
   Gain on sale of assets                          -             6,542              -          6,542
   Interest income                            16,512            15,096              -         31,608
   Interest expense                       (4,507,026)           (8,361)             -     (4,515,387)
   Other non-operating expense               (17,492)                -              -        (17,492)
                                         -----------       -----------     ----------    -----------
        Total other income (expense)      (4,508,006)           13,277              -     (4,494,729)
                                         -----------       -----------     ----------    -----------
        Net income                       $(5,145,845)      $ 6,140,297     $        -    $   994,452
                                         ===========       ===========     ==========    ===========

Condensed consolidating statements of cash flows for the three months ended March 31, 2002

                                                        Majestic Investor     Guarantor      Eliminating    Consolidated
                                                          Holdings, LLC      Subsidiaries      Entries         Total
Net cash provided by (used in) operating activities     $        (288,761)   $  7,253,171    $     1,180(a) $  6,965,590
                                                        -----------------    ------------    -----------    ------------
Cash Flows From Investing Activities:
   Acquisition of property and equipment                              -        (1,171,782)           -        (1,171,782)
   Payment of acquisition related costs                          (796,649)            -              -          (796,649)
   Proceeds from sale of equipment                                    -             6,542            -             6,542
                                                        -----------------    ------------    -----------    ------------
     Net cash used in investing activities                       (796,649)     (1,165,240)           -        (1,961,889)
                                                        -----------------    ------------    -----------    ------------
Cash Flows From Financing Activities:
   Line of credit, net                                         (4,800,000)            -                       (4,800,000)
   Payment of 11.653% Senior Secured Notes issuance              (505,136)            -              -          (505,136)
   costs
   Cash paid to reduce long-term debt                                 -           (55,182)           -           (55,182)
   Cash advances to/from affiliates                             7,351,278      (7,185,528)        (1,180)(a)     164,570
   Distribution to Barden Development, Inc.                      (188,242)            -              -          (188,242)
                                                         ----------------   -------------    -----------    ------------
   Net cash provided by (used in) financing
    activities                                                  1,857,900      (7,240,710)        (1,180)     (5,383,990)
                                                         ----------------   -------------    -----------    ------------


Net increase (decrease) in cash and cash equivalents              772,490      (1,152,779)           -          (380,289)
Cash and cash equivalents, beginning of period                    498,363      17,206,452            -        17,704,815
                                                        -----------------   -------------    -----------    ------------
Cash and cash equivalents, end of period                $       1,270,853      16,053,673    $       -      $ 17,324,526
                                                        -----------------   -------------    -----------    ------------

Note 10. Supplemental Consolidating Information

     The following information presents consolidating balance sheets as of March 31, 2002 and consolidating statements of operations and cash flows for the three months ended March 31, 2002.
                                       14

                         MAJESTIC INVESTOR HOLDINGS, LLC
                CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2002

                                                               Barden        Barden        Barden
                                                            Mississippi     Colorado       Nevada
                                                Parent      Gaming, LLC   Gaming, LLC    Gaming, LLC     Elimination    Consolidated
ASSETS
Current Assets:

   Cash and cash equivalents                 $  1,270,853   $ 8,040,426   $ 3,081,880   $ 4,931,367   $           -   $ 17,324,526
   Accounts receivable, net                     3,422,233       414,625        57,502       716,949      (3,223,293)     1,388,016
   Inventories                                          -       372,080       200,263       314,139               -        886,482
   Prepaid expenses                                 5,467       479,758       357,051       739,722               -      1,581,998
   Due from Seller                                      -       287,683        12,873       (30,774)              -        269,782
   Note receivable from related party             700,000             -             -             -               -        700,000
   Other                                                -             -        42,283             -               -         42,283
                                             ------------   -----------   -----------   -----------   -------------   ------------
     Total current assets                       5,398,553     9,594,572     3,751,852     6,671,403      (3,223,293)    22,193,087
                                             ------------   -----------   -----------   -----------   -------------   ------------
Property, equipment and barge improvements,
  net                                                   -    70,584,796    21,840,764    28,811,341               -    121,236,901
Intangible assets, net                                  -     7,567,342     4,000,655     7,324,931               -     18,892,928
Goodwill                                        7,817,775     1,696,000       499,000       885,000               -     10,897,775

Other Assets:
   Deferred financing costs, net                7,105,971             -             -             -               -      7,105,971
   Restricted cash                                      -             -             -     1,000,000               -      1,000,000
   Investment in subsidiaries                 145,209,023             -             -             -    (145,209,023)             -
   Other assets and deposits                            -       478,191       141,363       904,309               -      1,523,863
                                             ------------   -----------   -----------   -----------   -------------   ------------
     Total other assets                       152,314,994       478,191       141,363     1,904,309    (145,209,023)     9,629,834
                                             ------------   -----------   -----------   -----------   -------------   ------------
     Total Assets                             165,531,322    89,920,901    30,233,634    45,596,984    (148,432,316)   182,850,525
                                             ============   ===========   ===========   ===========   =============   ============
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
   Current maturities of long-term debt         1,700,000             -             -       136,099               -      1,836,099
   Accounts payable                                     -       550,075       417,914       582,500               -      1,550,489
   Other accrued liabilities:                           -             -             -             -               -              -
     Payroll and related                                -     1,823,405       697,647     1,796,274               -      4,317,326
     Interest                                   5,645,784             -             -             -               -      5,645,784
     Progressive jackpots                               -       885,689     1,298,215       212,878               -      2,396,782
     Slot club liabilities                              -       149,998       384,556     1,842,054               -      2,376,608
     Other accrued liabilites                     424,469     1,782,493     1,297,853       917,963               -      4,422,778
                                             ------------   -----------   -----------   -----------   -------------   ------------
     Total current liabilities                  7,770,253     5,191,660     4,096,185     5,487,768               -     22,545,866
                                             ------------   -----------   -----------   -----------   -------------   ------------
Due to related parties                          6,094,291    79,432,163    24,199,919    40,047,631    (148,432,316)     1,341,688
Long-term debt, net of current maturities     145,404,301             -             -       220,165               -    145,624,466
                                             ------------   -----------   -----------   -----------   -------------   ------------
     Total Liabilities                        159,268,845    84,623,823    28,296,104    45,755,564    (148,432,316)   169,512,020
                                             ------------    ----------    ----------    ----------   -------------   ------------
Commitments and contingencies
Members' Equity (Deficit):
   Members' contributions                      13,803,192             -             -             -               -     13,803,192
   Accumulated earnings (deficit)              (7,540,715)    5,297,078     1,937,530      (158,580)              -       (464,687)
                                             ------------   -----------   -----------   -----------   -------------   ------------
   Total members' equity (deficit)              6,262,477     5,297,078     1,937,530      (158,580)              -     13,338,505
                                             ------------   -----------   -----------   -----------   -------------   ------------
     Total Liabilities and Member's
       Equity Deficit                        $165,531,322   $89,920,901   $30,233,634   $45,596,984   $(148,432,316)  $182,850,525
                                             ============   ===========   ===========   ===========   =============   ============

                         MAJESTIC INVESTOR HOLDINGS, LLC
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                      Barden        Barden          Barden
                                                   Mississippi     Colorado         Nevada
                                       Parent      Gaming, LLC    Gaming, LLC     Gaming, LLC     Elimination    Consolidated
Revenues:
  Casino                            $        -     $23,356,959    $ 9,217,305     $ 9,780,487     $    -         $ 42,354,751
  Rooms                                      -       2,085,520           -          2,002,991          -            4,088,511
  Food and beverage                          -       2,475,101        506,060       2,114,940          -            5,096,101
  Other                                      -         335,979         58,584         493,927          -              888,490
                                    -----------    -----------    -----------     -----------     -----------    ------------
    Gross revenues                           -      28,253,559      9,781,949      14,392,345          -           52,427,853
    less promotional allowances              -      (6,004,023)    (1,776,713)     (1,334,565)                     (9,115,301)
                                    -----------    -----------    -----------     -----------     -----------    ------------
    Net revenues                             -      22,249,536      8,005,236      13,057,780          -           43,312,552
                                    -----------    -----------    -----------     -----------     -----------    ------------
Costs and expenses:
  Casino                                     -       2,902,063      2,587,957       5,330,005          -           10,820,025
  Rooms                                      -       1,971,874             -        1,440,565          -            3,412,439
  Food and beverage                          -       4,203,432        271,120       1,820,082          -            6,294,634
  Other                                      -         219,346        166,416         127,198          -              512,960
  Gaming taxes                               -       2,779,336      1,483,083         757,335          -            5,019,754
  Advertising and promotion                  -         262,869        733,390         179,296          -            1,175,555
  General and administrative              4,205      3,502,397      1,141,057       2,546,043          -            7,193,702
  Depreciation and amortization         626,347      1,779,913        363,668         617,087          -            3,387,015
  Pre-opening expenses                    7,287             -           -                  -           -                7,287
                                    -----------    -----------    -----------     -----------     -----------    ------------
    Total costs and expenses            637,839     17,621,230      6,746,691      12,817,611          -           37,823,371
                                    -----------    -----------    -----------     -----------     -----------    ------------
    Income (loss) from operations      (637,839)     4,628,306      1,258,545         240,169          -            5,489,181
                                    -----------    -----------    -----------     -----------     -----------    ------------
Other income (expense):
  Gain on sale of assets                     -           6,542             -               -           -                6,542
  Interest income                        16,512          6,894          3,633           4,569          -               31,608
  Interest expense                   (4,507,026)            -              -           (8,361)         -           (4,515,387)
  Other non-operating expenses          (17,492)            -              -               -           -              (17,492)
                                    -----------    -----------    -----------     -----------     -----------    ------------
    Total other income (expense)     (4,508,006)        13,436          3,633          (3,792)         -           (4,494,729)
                                    -----------    -----------    -----------     -----------     -----------    ------------
    Net income (loss)               $(5,145,845)   $ 4,641,742    $ 1,262,178     $   236,377     $    -         $    994,452
                                    -----------    -----------    -----------     -----------     -----------    ------------

                         MAJESTIC INVESTOR HOLDINGS, LLC

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                 Barden        Barden        Barden
                                                               Mississippi    Colorado       Nevada
                                                   Parent      Gaming, LLC   Gaming, LLC   Gaming, LLC   Elimination   Consolidated
Cash Flows From Operating Activities:
Net income (loss)                                $(5,145,845)  $ 4,641,742   $ 1,262,178    $  236,377     $     -     $   994,452
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation                                            -     1,570,600       241,730       550,511           -       2,362,841
   Amortization                                      626,347       209,313       121,938        66,576           -       1,024,174
   Gain on sale of assets                                  -        (6,542)            -             -           -          (6,542)
   (Increase) decrease in accounts
   receivable, net                                    68,670      (109,786)      (12,955)      (24,001)          -         (78,072)
   (Increase) decrease in inventories                      -        (3,933)       13,600        61,415           -          71,082
   (Increase) decrease in prepaid expenses             1,999      (146,395)     (267,916)       42,966           -        (369,346)
   Increase in other assets                                -        (2,711)      (26,731)     (575,534)          -        (604,976)
   Increase (decrease) in accounts payable                 -      (149,454)      148,661      (395,448)          -        (396,241)
   Increase (decrease) in related party payables           -           711             -       (33,951)      1,180         (32,060)
   Decrease in accrued payroll and other expenses          -      (488,682)      (24,196)     (175,910)          -        (688,788)
   Increase in accrued interest                    4,437,005             -             -             -           -       4,437,005
   Increase (decrease) in accrued and other
    liabilities                                     (276,937)     (520,666)      870,824       178,840           -         252,061
                                                 -----------   -----------   -----------    ----------     -------     -----------
   Net cash provided by (used in) operating
    activities                                      (288,761)    4,994,197     2,327,133       (68,159)      1,180       6,965,590
Cash Flows From Investing Activities
Acquisition of property and equipment                      -      (512,590)     (103,777)     (555,415)          -      (1,171,782)
Acquisition related costs                           (796,649)            -             -             -           -        (796,649)
Proceeds from sale of equipment                            -         6,542             -             -           -           6,542
                                                 -----------   -----------   -----------    ----------     -------     -----------
   Net cash used in investing activities            (796,649)     (506,048)     (103,777)     (555,415)          -      (1,961,889)
Cash Flows From Financing Activities
Line of credit, net                               (4,800,000)            -             -             -           -      (4,800,000)
Payment of 11.653% Senior Secured Notes
 issuance costs                                     (505,136)            -             -             -           -        (505,136)
Cash paid to reduce long-term debt                         -             -       (22,965)      (32,217)          -         (55,182)
Cash advances to/from affiliates                   7,351,278    (4,900,067)   (2,914,233)      628,772      (1,180)        164,570
Distribution to Barden Development, Inc.            (188,242)            -             -             -           -        (188,242)
                                                 -----------   -----------   -----------    ----------     -------     -----------
   Net cash provided by (used in) financing
    activities                                     1,857,900    (4,900,067)   (2,937,198)      596,555      (1,180)     (5,383,990)
                                                 -----------   -----------   -----------    ----------     -------     -----------
Net increase (decrease) in cash and cash
 equivalents                                         772,490      (411,918)     (713,842)      (27,019)          -        (380,289)
Cash and cash equivalents, beginning of
 period                                              498,363     8,452,344     3,795,722     4,958,386           -      17,704,815
                                                 -----------   -----------   -----------    ----------     -------     -----------
Cash and cash equivalents, end of period         $ 1,270,853   $ 8,040,426   $ 3,081,880    $4,931,367     $     -     $17,324,526
                                                 ===========   ===========   ===========    ==========     =======     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

     This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations; the ability to successfully integrate the three Fitzgeralds casinos; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key executives; a significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; non-renewal of the Company's or any of its operating subsidiaries' gaming licenses from the appropriate governmental authorities in Nevada, Mis sissippi and Colorado; and continuing effects of recent terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

     We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date thereof. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements and factors that may affect future results contained throughout this report. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 1.

Overview

     The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the three months ended March 31, 2002.

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

Results of Operations

     The following table sets forth information derived from the Company's consolidated statements of income for the three months ended March 31, 2002, expressed as a percentage of gross revenues.

           Consolidated Statement of Operations-- Summary Information
                             (dollars in thousands)


                                                                  Three Months Ended
                                                                        March 31,
                                                                          2002
                                                                  ------------------
Gross Revenues                                                        $  52,428
Operating Income                                                      $   5,489
Adjusted EBITDA (1)                                                   $   8,883

   Consolidated Statement of Operations -- Percentage of Gross Revenues
   --------------------------------------------------------------------
                                                                          2002
                                                                         -----
Revenues:
     Casino                                                               80.8%
     Rooms                                                                 7.8%
     Food and beverage                                                     9.7%
     Other                                                                 1.7%
                                                                         -----
        Gross revenues                                                   100.0%
        less promotional allowances                                      -17.4%
                                                                         -----
        Net revenues                                                      82.6%
                                                                         -----
Costs and Expenses:
     Casino                                                               20.6%
     Rooms                                                                 6.5%
     Food and beverage                                                    12.0%
     Other                                                                 1.0%
     Gaming taxes                                                          9.6%
     Advertising and promotions                                            2.2%
     General and administrative                                           13.7%
     Depreciation and amortization                                         6.5%
     Pre-opening expenses                                                    -
                                                                         -----
              Total costs and expenses                                    72.1%
        Operating income                                                  10.5%
                                                                         -----
Other Income (Expense):
     Gain on sale of assets                                                  -
     Interest income                                                         -
     Interest expense                                                     -8.6%
     Other nonoperating expense                                            0.0%
                                                                         -----
          Total other income (expense)                                    -8.6%
                                                                         -----
Net Income (Loss):                                                         1.9%
                                                                         -----
Adjusted EBITDA: (1)                                                      16.9%
                                                                         -----

NOTES:

(1) Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, and excludes pre-opening costs of $7,300 associated with the acquisition of the Fitzgeralds casinos) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

Three Months Ended March 31, 2002

     Consolidated gross revenues for the three months ended March 31, 2002 amounted to approximately $52,428,000. Revenues for Fitzgeralds Tunica accounted for $28,254,000, or 53.9% of gross revenues, Fitzgeralds Black Hawk accounted for $9,782,000, or 18.7% of gross revenues and Fitzgeralds Las Vegas accounted for $14,392,000, or 27.4% of total revenues.

     The Company's business can be separated into four operating departments: casino, hotel rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues were $42,355,000, of which $37,251,000, or 87.9% were derived from slot machine revenues, and $5,104,000, or 12.1%, were derived from table game revenues for the three months ended March 31, 2002.

     Casino revenues attributed to Fitzgeralds Tunica were $23,357,000, of which $20,867,000, or 89.3%, were derived from slot machine revenues, and $2,490,000, or 10.7%, were derived from table games revenues for the three months ended March 31, 2002. Casino revenues attributed to Fitzgeralds Black Hawk were $9,217,000, of which $9,020,000, or 97.9%, were derived from slot machine revenues, and $197,000, or 2.1%, were derived from table game revenues for the three months ended March 31, 2002. Casino revenues attributed to Fitzgeralds Las Vegas were $9,781,000, of which $7,364,000, or 75.3%, were derived from slot machine revenues, and $2,417,000, or 24.7%, were derived from table game revenues for the three months ended March 31, 2002.

     The consolidated average number of slot machines in operation was 2,915 during the three months ended March 31, 2002, of which Fitzgeralds Tunica accounted for 1,382, or 47.4%, Fitzgeralds Black Hawk accounted for 593, or 20.4%, and Fitzgeralds Las Vegas accounted for 940, or 32.2%. The consolidated average win per slot machine per day was approximately $142 for the three months ended March 31, 2002, with an average of approximately $168, $169 and $87 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. The consolidated average number of table games in operation during the three months ended March 31, 2002 was 63, of which Tunica accounted for 34, or 54.0%, Fitzgeralds Black Hawk accounted for 6, or 9.5%, and Fitzgeralds Las Vegas accounted for 23, or 36.5%. The average win per table game per day during the three months ended March 31, 2002 was approximately $848, with an average of approximately $814, $365, and $1,023 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. With repect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

     Consolidated hotel room revenues for the three months ended March 31, 2002 was $4,089,000, or 7.8% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $2,086,000, or 51.0%, with 507 rooms and Fitzgeralds Las Vegas accounted for $2,003,000, or 49.0%, with 638 rooms. At Fitzgeralds Tunica during this period the average daily rate was $48 and the occupancy rate was 95.5%. At Fitzgeralds Las Vegas during this period the average daily rate was $41 and the occupancy rate was 84.4%.

     Consolidated food and beverage revenues for the three months ended March 31, 2002 amounted to $5,096,000, or 9.7% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $2,475,000, or 48.6%, Fitzgeralds Black Hawk accounted for $506,000, or 9.9%, and Fitzgeralds Las Vegas accounted for $2,115,000, or 41.5%.

     Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $888,000, or 1.7% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $336,000, or 37.8%, Fitzgeralds Black Hawk accounted for approximately $58,000, or 6.6%, and Fitzgeralds Las Vegas accounted for $494,000, or 55.6%.

     Promotional allowances included in the consolidated gross revenues for the three months ended March 31, 2002, were $9,115,000, or 17.4% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $6,004,000, or 65.9%, Fitzgeralds Black Hawk accounted for $1,777,000, or 19.5%, and Fitzgeralds Las Vegas accounted for $1,334,000, or 14.6%.

     Consolidated casino operating expenses for the three months ended March 31, 2002, were $10,820,000, or 20.6% of gross revenues and 25.5% of casino revenues. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $2,902,000, or 26.8%, Fitzgeralds Black Hawk accounted for $2,588,000, or 23.9%, and Fitzgeralds Las Vegas accounted for $5,330,000, or 49.3%.

     Consolidated hotel room expenses for the three months ended March 31, 2002, were $3,412,000, or 6.5% of gross revenues, of which Fitzgeralds Tunica accounted for $1,972,000, or 57.8%, Fitzgeralds Las Vegas accounted for $1,440,000, or 42.2%

     Consolidated food and beverage expenses for the three months ended March 31, 2002, were $6,295,000, or 12.0% of gross revenues, of which Fitzgeralds Tunica accounted for $4,204,000, or 66.8%, Fitzgeralds Black Hawk accounted for $271,000, or 4.3%, and Fitzgeralds Las Vegas accounted for $1,820,000, or 28.9%.

     Gaming taxes are levied on adjusted gross receipts (as defined in each of the applicable state's gaming laws). Gamin g taxes were $5,020,000, or 9.6% of the gross revenues for the three months ended March 31, 2002. Of this amount, Fitzgeralds Tunica accounted for $2,780,000, or 55.4%, Fitzgeralds Black Hawk accounted for $1,483,000, or 29.5%, and Fitzgeralds Las Vegas accounted for $757,000, or 15.1%.

     Consolidated advertising and promotion expenses included salaries, wages and benefits of the marketing and casino service departments, as well as promotions, advertising and special events. Advertising and promotion expenses for the three months ended March 31, 2002, totaled $1,176,000, or 2.2% of gross revenues. Of this amount, Fitzgeralds Tunica accounted for $263,000, or 22.4%, Fitzgeralds Black Hawk accounted for $734,000, or 62.4%, and Fitzgeralds Las Vegas accounted for $179,000, or 15.2%.

     Consolidated general and administrative expenses for the three months ended March 31, 2002 were $7,194,000, or 13.7% of gross revenues, of which Fitzgeralds Tunica accounted for $3,502,000, or 48.7%, Fitzgeralds Black Hawk accounted for $1,141,000, or 15.9%, and Fitzgeralds Las Vegas accounted for $2,546,000, or 35.4%. Unallocated corporate expenses accounted for $4,000.

     Consolidated depreciation and amortization for the three months ended March 31, 2002 was approximately $3,387,000, or 6.5% of gross revenues, of which Fitzgeralds Tunica accounted for $1,780,000, or 52.6%, Fitzgeralds Black Hawk accounted for $364,000, or 10.7%, and Fitzgeralds Las Vegas accounted for $617,000, or 18.2%. Corporate amortization of deferred financing costs and the discount on the Investor Holdings Senior Secured Notes accounted for $626,000, or 18.5% of consolidated depreciation and amortization expense. Of the consolidated depreciation and amortization expense, approximately $2,363,000, or 69.8%, is depreciation expense, and $1,024,000, or 30.2%, is amortization expense.

     Consolidated operating income for the three months ended March 31, 2002 was $5,489,000, or 10.5% of gross revenues, of which Fitzgeralds Tunica accounted for operating income of $4,628,000, or 84.3%, Fitzgeralds Black Hawk accounted for operating income of $1,259,000, or 22.9%, and Fitzgeralds Las Vegas accounted for operating income of $240,000, or 4.4%. The unallocated corporate loss principally for amortization was $638,000, or 1.2% of gross revenues.

     Consolidated net interest expense for the three months ended March 31, 2002 was approximately $4,484,000, or 8.6% of gross revenues, of which Fitzgeralds Tunica accounted for interest income of $7,000, Fitzgeralds Black Hawk accounted for net interest income of $3,000 and Fitzgeralds Las Vegas accounted for net interest expense of $4,000. The unallocated corporate net interest expense was approximately $4,491,000 and was associated with the 11.653% Senior Secured Notes.

     As a result of the foregoing, the Company realized consolidated net income of $994,000 for the three months ended March 31, 2002.

     Adjusted EBITDA for the three months ended March 31, 2002 was $8,883,000, of which Fitzgeralds Tunica accounted for $6,408,000, Fitzgeralds Black Hawk accounted for $1,622,000 and Fitzgeralds Las Vegas accounted for $857,000. Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.


Liquidity and Capital Resources

     At March 31, 2002, the Company had cash and cash equivalents of approximately $17.3 million. Cash and cash equivalents included $1.3 million at the Company, $8.0 million at Fitzgeralds Mississippi, $3.1 million at Fitzgeralds Black Hawk and $4.9 million at Fitzgeralds Las Vegas.

     The Company has met its capital requirements to date through net cash from operations, capital contributions, equipment loans and borrowings under its credit facility. For the three months ended March 31, 2002, net cash provided by operating activities totaled approximately $7.0 million. For the three months ended March 31, 2002, cash used by investing activities totaled approximately $2.0 million. Approximately $797,000 was expended during the three months ended March 31, 2002 for professional fees related to the Fitzgeralds acquisition. For the three months ended March 31, 2002, cash used by financing activities totaled approximately $5.4 million primarily resulting from the cash paid on the outstanding line of credit. Approximately $505,000 was expended during the three months ended March 31, 2002 for professional fees related to the issuance of the Company's 11.653% Senior Secured Notes. Approximately $4.8 million was repaid on the credit facility during the three months ended March 31, 2002. As of May 15, 2002, the outstanding borrowings under the credit facility was approxim ately $1.7 million. The Nevada Regulatory Authorities in April, 2002 approved pledging the assets of the Barden Nevada pursuant to the terms of the Company's credit facility. Therefore, the credit facility has been increased by the lender to $15.0 million from $12.0 million. Also, a cash distribution related to the fourth quarter of 2001 totaling approximately $188,000 was made to Barden Development, Inc. during the three months ended March 31, 2002 under the Management Agreement.

     We are required to pay weekly liquidated damages under the 11.653% Senior Secured Notes until such Notes are registered at an amount per week per principal amount of such Notes equal to $0.05 for the first 90-day period following April 5, 2002, increasing by an additional $0.05 per week with respect to each subsequent 90-day period, up to a maximum amount of $0.20 per week.

     Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Company's 11.653% Senior Secured Notes and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition will be sufficient for such purposes. If necessary and to the extent permitted under the Investor Holdings Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.


Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Company's consolidated financial position, results of operations and cash flows.


Item 3. Quantitative And Qualitative Disclosures About Market Risk

     There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  None

     (b) There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAJESTIC INVESTOR HOLDINGS, LLC
By: Barden Development Inc., Manager


By: /s/ Don H. Barden
    ----------------------------------------------------            May 15, 2002
    Don H. Barden, President and Chief Executive Officer



MAJESTIC INVESTOR CAPITAL CORP.


By: /s/ Don H. Barden
    ----------------------------------------------------            May 15, 2002
    Don H. Barden, President and Chief Executive Officer



    /s/ Michael E. Kelly
    -----------------------------------------------------           May 15, 2002
    Michael E. Kelly, Vice President, Chief Operating and
    Financial Officer of the Company and
    Majestic Investor Capital Corp.
    (Principal Financial and Accounting
    Officer)