Form 10-K/A
period 2001-12-31
MAJESTIC INVESTOR HOLDINGS LLC; MAJESTIC INVESTOR CAPITAL CORP
filed 2002-07-26
CIK 1164766, 1164765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO

  (Mark One)
     [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes          No   X
    -----       -----

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                EXPLANATORY NOTE

The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. Financial statements for the acquired business were not available when the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2001. In order to comply with Rule 3-02 of Regulation S-X, this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to include such financial statements in Item 8 of this Report and to reference such financial data in Item 6 and Item 7 of this Report. For the convenience of the reader, this Amendment No. 1 includes the full text of all Items (including those not amended).

                         MAJESTIC INVESTOR HOLDINGS, LLC
                         2001 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                               PART I

Item 1.      Business .......................................................................   1

Item 2.      Properties .....................................................................  23

Item 3.      Legal Proceedings ..............................................................  24

Item 4.      Submission of Matters to a Vote of Security Holders ............................  24

                                               PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ..........  24

Item 6.      Selected Consolidated Financial Data ...........................................  24

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................................  26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk .....................  43

Item 8.      Financial Statements and Supplementary Data ....................................  43

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ...........................................................  43

                                               PART III

Item 10      Directors and Executive Officers of Registrant .................................  43

Item 11.     Executive Compensation .........................................................  44

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ................................................  45

Item 13.     Certain Relationships and Related Transactions .................................  47

                                               PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............  47

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected historical consolidated financial data for Majestic Investor Holdings, LLC for the period from inception (September 14, 2001) through December 31, 2001 and at December 31, 2001. The following table also presents selected historical combined financial data for Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas (the "Predecessor") at December 31, 1997, 1998, 1999 and 2000 and for the years ended December 31, 1997, 1998, 1999, 2000 and for the period from January 1, 2001 to December 6, 2001. The selected historical financial data for the period from inception (September 14, 2001) through December 31, 2001 has been derived from the audited consolidated financial statements for Majestic Investor Holdings, LLC for the period from inception (September 14, 2001) through December 31, 2001. The selected historical financial data as of December 31, 2001 has been derived from the audited consolidated financial statements of Majestic Investor Holdings, LLC for the period from inception (September 14, 2001) through December 31, 2001. The selected historical financial data at December 31, 1998, 1999 and 2000, and for the years ended December 31, 1998, 1999, 2000, and for the period from January 1, 2001 to December 6, 2001 presented below, have been derived from the audited combined financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company at those dates and for those periods. The selected historical financial data at December 31, 1997 and for the year ended December 31, 1997 presented below, has been derived from the unaudited combined financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company for those periods. The unaudited financial statements have been prepared on a basis consistent with the audited financial statements. Because the data in this table is only a summary and does not provide all of the data contained in the financial statements, including the notes thereto, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.


                                                    Successor                                Predecessor
                                         -----------------------------   ---------------------------------------------------------
                                         For the period from inception    For the period from     For the year ended December 31,
                                              (September 14, 2001)        January 1, 2001 to     ----------------------------------
                                          through December 31, 2001(1)    December 6, 2001       2000      1999      1998     1997
                                         -----------------------------   ----------------------------------------------------------
STATEMENT OF OPERATIONS DATA: (2)                    (in thousands)
     Net Operating Revenues (3)                        $  10,521                  $157,659    $159,738  $152,776  $149,222 $149,261
     Operating Expenses (4)                                9,781                   132,217     144,342   141,053   138,679  134,584
     Pre-opening Expenses                                  1,018                         -           -         -         -        -
     Income (Loss) from operations                          (278)                   25,442      15,396    11,723    10,543   14,677
     Interest Expense, Net                                   993                        (2)    (25,935)  (28,070)  (28,504) (20,542)
     Net Income (Loss)                                    (1,271)                   25,358     (10,535)  (16,248)  (21,269) (11,475)

OTHER DATA:
     Adjusted EBITDA  (5)                                 1,661                     25,442      27,084    23,449    21,595   24,997




                                                       Successor                                    Predecessor
                                                  ---------------------    ---------------------------------------------------------
                                                                                                    At December 31,
                                                           At              ---------------------------------------------------------
                                                  December 31, 2001 (1)                          2000      1999      1998     1997
                                                  ---------------------    ---------------------------------------------------------
BALANCE SHEET DATA:  (2)                             (in thousands)
     Cash and Cash Equivalents                         $  17,705                               $2,840    $10,278    $8,748   $8,945
     Total Assets                                        183,429                              147,320    157,033   162,025  168,341
     Long-Term Debt (including current
        maturities)                                      151,997                                    -        719     3,326    4,558
     Liabilities Subject to Compromise                         -                              225,873          -         -        -
     Total Liabilities                                   170,896                              226,365    225,543   214,287  199,334
     Members' Equity                                      12,532                              (79,045)   (68,510)  (52,262) (30,993)


NOTES:

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

Overview

      The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the period from inception (September 14, 2001) through December 31, 2001. In addition, this section discusses the combined results of operations of the three Fitzgeralds casino properties on a historical basis.

      Historical information, other than revenues, may not necessarily be meaningful, as our cost structure and capitalization following the acquisition of the three Fitzgeralds casino properties is significantly different nor should it be relied upon as a reliable indicator of our future performance with respect to the acquired properties.

Results of Operations

      The following table sets forth information derived from the Company's statement of operations and the combined financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company expressed as a percentage of gross revenues.

Consolidated and Combined Statement of Operations - Percentage of Gross Revenues

                                                         Successor                                    Predecessor
                                                 ------------------------------   --------------------------------------------------
                                                 For the Period from Inception      For the period from      For the year ended
                                                     (September 14, 2001)           January 1, 2001              December 31,
                                                 through December 31, 2001          to December 6, 2001     2000             1999
                                                 ------------------------------   --------------------------------------------------
Revenues:
---------
      Casino                                                80.7%                        80.3%              78.9%             78.4%
      Food and beverage                                      9.3                          9.8               10.4              10.6
      Rooms                                                  8.4                          8.0                8.8               9.2
      Other                                                  1.6                          1.9                1.9               1.8
                                                          ------                       ------             ------            ------
                                                           100.0                       100.00             100.00            100.00
              Less promotional allowances                  (18.0)                       (16.0)             (15.3)            (13.8)
                                                          ------                       ------             ------            ------
              Net revenues                                  82.0                         84.0               84.7              86.2
                                                          ------                       ------             ------            ------
Costs and Expenses:
-------------------
      Casino                                                32.1                         37.2               36.7              36.2
      Food and beverage                                      5.5                          5.7                6.1               6.7
      Rooms                                                  4.9                          5.2                5.8               6.0
      Other                                                  0.9                          1.0                1.0              1.10
      Selling, general and administrative                   25.7                         20.2               20.9              23.0
      Depreciation and amortization                          7.2                           --                6.2               6.6
      Write-down of assets                                                                6.9                 --                --
      Reorganization items                                                               (5.6)                --                --
      Pre-opening expenses                                   7.9                           --                 --                --
                                                          ------                       ------             ------            ------
              Total costs and expenses                      84.2                         70.6               76.7              79.6
                                                          ------                       ------             ------            ------
Loss from operations                                        (2.2)                        13.4                8.0               6.6
                                                          ------                       ------             ------            ------
Other Income (Expense):
-----------------------
      Interest income                                        1.7                           --                 --               0.1
      Interest expense                                      (9.4)                          --               13.9             (15.9)
      Other Income (expense)                                                               --                 --               0.1
                                                          ------                       ------             ------            ------
              Total other income (expense)                  (7.7)                          --              (13.9)            (15.7)
                                                          ------                       ------             ------            ------

Net income (loss)                                           (9.9)%                       13.4%              (5.9)%            (9.1)%
                                                          ======                       ======             ======            ======

Adjusted EBITDA:  (in millions) (1)                       $ 1.66                       $25.44             $27.08            $23.45

NOTES:


1. For a definition of Adjusted EBITDA, see Note 5 of Notes to Selected Consolidated Financial Data contained in Item 6.

INCEPTION THROUGH DECEMBER 31, 2001 (Successor)

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

PERIOD FROM JANUARY 1, 2001 TO DECEMBER 6, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000 (Predecessor)

         As a result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to the Company on December 6, 2001, comparative data for the year 2001 is available only for January 1, 2001 to December 6, 2001.

         Operating Revenues. Total operating revenues for the properties were $187.6 million and net operating revenues were $157.7 million for the period from January 1, 2001 to December 6, 2001, representing decreases of 0.5% and 1.3%, respectively, over total operating revenues for the properties of $188.5 million and net operating revenues of $159.7 million for the year ended December 31, 2000. Such decreases were largely the result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to the Company on December 6, 2001.

         Casino revenues (of which approximately 89.2% and 87.8% are derived from slot machine revenues for the period from January 1, 2001 to December 6, 2001 and the year ended December 31, 2000, respectively) increased 1.3% to $150.7 million for the period from January 1, 2001 to December 6, 2001 from the $148.8 million recorded for the year ended December 31, 2000.

         Room revenues (at 8.0% and 10.5% of total revenues for the period from January 1, 2001 to December 6, 2001 and the year ended December 31, 2000, respectively) decreased 9.6% from $16.6 million for the year ended December 31, 2000 to $15.0 million in the period from January 1, 2001 to December 6, 2001. Fitzgeralds Las Vegas room revenues decreased 11.7% from $8.5 million in the year ended December 31, 2000 to $7.5 million for the period from January 1, 2001 to December 6, 2001, as its average daily rate decreased 7.4%, and the average occupancy rate decreased to 91.9% for the period from January 1, 2001 to December 6, 2001 from 92.1% in the year ended December 31, 2000. Fitzgeralds Tunica room revenues decreased 6.5%, from $8.1 million for the year ended December 31, 2000 to $7.6 million for the period from January 1, 2001 to December 6, 2001, as an increase in the average occupancy rate to 94.5% for the period from January 1, 2001 to December 6, 2001 from 92.5% in the year ended December 31, 2000 was offset by a 2.2% decrease in the average daily rate.

         Food and beverage revenues (at 9.8% and 10.4% of total revenues for 2001 and 2000, respectively) decreased 6.1%, from $19.6 million for the year ended December 31, 2000 to $18.4 million for the period from January 1, 2001 to December 6, 2001, primarily due to the sale of assets to the Company.

         Other revenues remained constant at $3.5 million in the year ended December 31, 2000 and for the period from January 1, 2001 to December 6, 2001.

         Promotional allowances showed a net increase of 4.0% to $30.0 million for the period from January 1, 2001 to December 6, 2001 from $28.8 million for the year ended December 31, 2000, reflecting the increased level of competition in all four markets.

         Operating Costs and Expenses. Total operating costs and expenses for the properties decreased 8.4%, to $132.2 million for the period from January 1, 2001 to December 6, 2001 from $144.3 million for the year ended December 31, 2000. This decrease was largely the result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to the Company on December 6, 2001.

         Casino expenses were $69.8 million for the period from January 1, 2001 to December 6, 2001, a 1.1% decrease from $69.1 million for the year ended December 31, 2000. Food and beverage expenses decreased 7.8% to $10.6 million for the period from January 1, 2001 to December 6, 2001 from $11.5 million for the year ended December 31, 2000. Room expenses decreased 10.1% to $9.8 million in the period from January 1, 2001 to December 6, 2001 from $10.9 million in the year ended December 31, 2000. Selling, general and administrative expenses decreased 3.8% to $37.9 million for the period from January 1, 2001 to December 6, 2001 from $39.4 million for the year ended December 31, 2000, which includes $3.2 million for the year ended

December 31, 2000 of pre-petition professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the restructuring of Fitzgeralds Gaming Corporation. Such expenses also include professional fees and expenses paid by Fitzgeralds Gaming Corporation for the financial and legal advisors to the informal committee (the "Committee") representing holders of a majority in interest of the notes of Fitzgeralds Gaming Corporation.

         Personnel expenses decreased 2.8%, to $63.4 million for the period from January 1, 2001 to December 6, 2001 from $65.2 million for the year ended December 31, 2000 as a result of the December 6, 2001 sale. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

         Marketing expenses, which include advertising, promotional material and special events, decreased 5.3 %, to $10.7 million for the period from January 1, 2001 to December 6, 2001 from $11.3 million for the year ended December 31, 2000. The Company's strategy was to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

         Depreciation and amortization expense decreased 100% to $0 for the period from January 1, 2001 to December 6, 2001 from $11.7 million for the year ended December 31, 2000, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale subsequent to filing to Bankruptcy Cases in December 2000.

         Income from Operations. Income from operations for the properties increased from $15.4 million for the year ended December 31, 2000 to $25.4 million for the period from January 1, 2001 to December 6, 2001. The increase in results is primarily due to the $11.4 million gain on sale of assets to the Company and a $13.9 million decrease in depreciation and amortization expense resulting from the discontinuation of recording substantially all depreciation and amortization expense for assets held for sale in the year ended December 31, 2001.

         Net Interest Expense. Interest expense (net of interest income) decreased to $(1,552) for the period from January 1, 2001 to December 6, 2001 from $96,064 for the year ended December 31, 2000, due to the discontinuation of accruing interest on the Notes on December 5, 2000 with the commencement of the Bankruptcy Cases.

         Net Income. Net income for the Properties increased to $25.4 million for the period from January 1, 2001 to December 6, 2001 compared to a net loss of $10.5 million for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 (Predecessor)

         Operating Revenues. Total operating revenues for the properties were $188.5 million and net operating revenues were $159.7 million for 2000, representing increases of $11.3 million or 6.4% and $6.9 million or 4.6%, respectively, over total revenues for the properties of $177.2 million and net operating revenues of $152.8 million for 1999. Such increases were largely the result of the improved performance of Fitzgeralds Tunica, which opened a 411-space covered parking garage in June 2000. To maintain market share in each of their existing markets, the properties found it necessary to increase their promotional and complimentary expenses in 2000, as described below, to meet the challenges of the intense competition.

         Casino revenues (of which approximately 87.8% and 86.7% are derived from slot machine revenues for 2000 and 1999, respectively) increased $9.9 million or 7.1% to $148.8 million for 2000 from the $138.9 million recorded for 1999.

         Room revenues (at 8.8% and 9.2% of total operating revenues for 2000 and 1999, respectively) increased $306,000 or 1.9% from $16.3 million in 1999 to $16.6 million in 2000. Fitzgeralds Las Vegas room revenue decreased 0.2% as its average daily rate decreased 0.8%, while occupancy rates remained the same at 92.1% for 2000 and 1999. Fitzgeralds Tunica room revenue increased 4.1% due to a 3.2% increase in the average daily rate while occupancy rates increased to 92.5% in 2000 from 92.1% in 1999.

         Food and beverage operating revenues (at 10.4% and 10.6% of total revenues for 2000 and 1999, respectively) increased $857,000 or 4.6% from $18.7 million in 1999 to $19.6 million in 2000. There were increases in food revenues of 0.4%, 4.2% and 9.1% at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica, respectively. The food revenue increase at Fitzgeralds Tunica was due primarily to an increase in volumes, while the food revenue increases at Fitzgeralds Las Vegas and Fitzgeralds Black Hawk were due to pricing increases.

         Other revenues increased $245,000 or 7.5% from $3.3 million in 1999 to $3.5 million in 2000, primarily due to an additional $0.2 million of revenue generated from lease income and management fees paid to Fitzgeralds Las Vegas by e.three Custom Energy Solutions, LLC, which owns and operates a chilled water plant on land leased from Fitzgeralds Las Vegas and for which Fitzgeralds Las Vegas provides maintenance services.

         Promotional allowances showed a net increase of $4.3 million or 17.6% to $28.8 million for 2000, as compared to $24.5 million for 1999, reflecting the increased level of competition in all three markets.

         Operating Costs and Expenses. Total operating costs and expenses for the properties increased $3.2 million or 2.3%, to $144.3 million for 2000 from $141.1 million for 1999. The increase is a result of increased competition in the Tunica and Black Hawk/Central City markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 4.9% and 9.0%, respectively, from 1999, due to increased wages in response to competition. Such expenses are included in the operating departmental expense to which they relate on the combined statements of operations. The increase also reflects more intensive marketing efforts at each property undertaken in response to increasing competition in each of the markets in which the properties operate, particularly at Fitzgeralds Tunica, in addition to Fitzgeralds Black Hawk.

         Casino expenses were $69.1 million for 2000, a $5.0 million or 7.7% increase from $64.1 million for 1999, primarily due to increases in expenses associated directly with increased casino revenues, particularly personnel expenses and gaming taxes. Food and beverage expenses decreased $284,000 or 2.4% to $11.5 million for 2000 from $11.8 million for 1999. Room expenses increased $203,000 or 1.9% to $10.9 million for 2000 from $10.7 million in 1999. Selling, general and administrative expenses decreased $1.4 million or 3.5% to $39.4 million for 2000 from $40.8 million for 1999.

         Depreciation and amortization expense decreased $38,000 or 0.3% to $11.7 million for 2000, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale subsequent to filing the bankruptcy cases in December 2000.

         Corporate expense of $3.0 million for each of 2000 and 1999 is allocated to the properties as a selling, general and administrative expense.

         Income from Operations. As a result of the foregoing, income from operations for the properties increased $3.7 million or 31.3% to $15.4 million for 2000 from $11.7 million in 1999.

         Net Interest Expense. Interest expense (net of interest income) declined $2.2 million or 7.6% to $25.9 million for 2000 from $28.1 million for 1999. Fitzgerald Gaming Corporation ceased accruing interest on its senior secured notes on December 5, 2000 with the commencement of the bankruptcy cases.

         Net Loss. Net loss for the properties decreased by $5.7 million to $10.5 million in 2000 compared to $16.2 million in 1999.

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

         Schedule II - Valuation and Qualifying Accounts                            F-24

    Consolidating Balance Sheets as of December 31, 2001                            F-25

    Consolidating Statements of Operations for the period from inception
         (September 14, 2001) through December 31, 2001                             F-26

    Consolidating Statements of Cash Flows for the period from
         inception (September 14, 2001) through December 31, 2001                   F-27

    HISTORICAL COMBINED FINANCIAL STATEMENTS OF FITZGERALDS LAS VEGAS, INC.,
                         FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................  F-28
COMBINED FINANCIAL STATEMENTS:
  Balance Sheets at December 31, 2000 and at December 6,
     2001...................................................  F-29
  Statements of Operations for the Years Ended December 31,
     1999 and 2000, and for the Period ended December 6,
     2001...................................................  F-30
  Statements of Stockholder's Deficiency for the Years Ended
     December 31, 1999 and 2000, and for the Period ended
     December 6, 2001.......................................  F-31
  Statements of Cash Flows for the Years Ended December 31,
     1999 and 2000, and for the Period ended December 6,
     2001...................................................  F-32
  Notes to Combined Financial Statements....................  F-34

SUPPLEMENTAL COMBINING SCHEDULES:
  Statement of Operations Information for the Year Ended
     December 31, 1999......................................  F-49
  Statement of Cash Flows Information for the Year Ended
     December 31, 1999......................................  F-50
  Balance Sheet Information at December 31, 2000............  F-51
  Statement of Operations Information for the Year Ended
     December 31, 2000......................................  F-52
  Statement of Cash Flows Information for the Year Ended
     December 31, 2000......................................  F-53
  Balance Sheet Information at December 6, 2001.............  F-55
  Statement of Operations Information for the Period from
     January 1, 2001 through December 6, 2001...............  F-56
  Statement of Cash Flows Information for the Period from
     January 1, 2001 through December 6, 2001...............  F-57
SCHEDULE II-COMBINED VALUATION AND QUALIFYING ACCOUNTS......  F-58

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

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY

  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001


                                       Capital                                 Total
                                    Contributions   Accumulated Deficit    Members' Equity
                                    -------------   -------------------    ---------------
Contribution from Majestic Investor   $  8,803,192    $         --         $  8,803,192
Members' contribution                    5,000,000              --            5,000,000
Net loss                                        --      (1,270,897)          (1,270,897)
                                      ------------    ------------         ------------
Balance, December 31, 2001            $ 13,803,192    $ (1,270,897)        $ 12,532,295
                                      ============    ============         ============


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

REVENUE RECOGNITION - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. The majority of our casino revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures. Room, food and beverage and other revenues are recognized at the time the related service is performed.
                                       F-8

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

Promotional allowances also include cash-back incentives in our Slot Club and other gaming programs. The Company provides cash-back incentives to patrons who earn a percentage of their cash wagered when the patron uses their slot card provided by the casino. The patrons receive checks or coupons that can be redeemed for cash with varying expiration terms. The percentage of cash earned varied depending upon competitive conditions.

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

                                            For the year ended
                                            December 31, 2001
                                            -----------------
                                         (Unaudited in thousands)

Net revenues                                     $168,180

Income from operations                           $  4,077

Net loss                                         $(14,777)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2001 are as follows:

                                              Gross Carrying      Accumulated
                                                   Amount         Amortization
                                              --------------------------------
                                                        (in thousands)
Amortized intangible assets:


Customer relationships                             $ 9,800          $   (84)
Tradename                                            3,700              (25)
Riverboat excursion license                            700               --
                                                   -------          -------
Total                                              $14,200          $  (109)
                                                   =======          =======

Unamortized intangible assets:

Gaming license                                     $ 5,200
                                                   -------
Total                                              $ 5,200
                                                   =======

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

                                      F-13

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

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Related Party Transactions

In September 2000, Majestic Investor, LLC was capitalized by Majestic Star with $8.8 million of capital contributions, including interest thereon. Majestic Investor, LLC subsequently contributed this $8.8 million to the Company in connection with the assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to the Company.

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

On October 22, 2001, the Company entered into an Expense Reimbursement/Sharing Agreement with Majestic Star, pursuant to which the Company and its restricted subsidiaries will each reimburse Majestic Star for a specified percentage of the documented out-of-pocket expenses paid by Majestic Star for the Company's corporate overhead, including (i) the costs and expenses of executives and certain other employees, including, but not limited to, salaries, bonuses, benefit payments, insurance, and supplies, (ii) rent and (iii) other similar costs and expenses. From the period from inception (September 14, 2001) through December 31, 2001, the Company incurred approximately $142,000 related to the Expense Reimbursement/Sharing Agreement which has been recorded as general and administrative expenses within the consolidated statement of operations. In addition, the Company incurred approximately $1.0 million in wages and related fringe benefits for executives and other employees paid by Majestic Star that were related to the acquisition of Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Tunica during the pre-opening and development stage of the Company from December 1999 until the Expense Reimbursement Agreement became effective on October 22, 2001. This amount has been recorded as pre-opening expenses within the consolidated statement of operations. In total, the Company owed Majestic Star $1,177,829 at December 31, 2001.

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

Condensed consolidating balance sheets as of December 31, 2001

                                                Majestic Investor       Guarantor          Eliminating          Consolidated
                                                  Holdings, LLC       Subsidiaries           Entries                Total
                                                  -------------       ------------           -------                -----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $    498,363       $ 17,206,452       $            -         $   17,704,815
     Accounts receivable, net                           269,501          1,196,044                 (711)  (a)        1,464,834
     Inventories                                              -            957,564                    -                957,564
     Prepaid and other current assets                   707,467          1,303,570                    -              2,011,037
                                                   ------------       ------------       --------------         --------------

         Total current assets                         1,475,331         20,663,630                 (711)            22,138,250
                                                   ------------       ------------       --------------         --------------

PROPERTY AND EQUIPMENT, NET                                   -        122,427,962                    -            122,427,962
INTANGIBLE ASSETS, NET                                        -         19,290,753                    -             19,290,753
DUE FROM RELATED PARTIES                            150,855,685                  -         (150,855,685)  (b)                -

OTHER ASSETS                                         14,545,956          5,025,618                    -             19,571,574
INVESTMENT IN SUBSIDIARIES                              935,731                  -             (935,731)                     -
                                                   ------------       ------------       --------------         --------------
TOTAL                                              $167,812,703       $167,407,963       $(151,792,127)         $  183,428,539
                                                   ============       ============       ==============         ==============

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt          $  6,500,000       $    156,574       $            -         $    6,656,574
     Accounts payable, accrued and other              2,526,703         15,195,545                 (711)  (a)       17,721,537
                                                   ------------       ------------       --------------         --------------

         Total current liabilities                    9,026,703         15,352,119                 (711)            24,378,111
                                                   ------------       ------------       --------------         --------------

DUE TO RELATED PARTIES                                1,168,273        150,865,241         (150,855,685)  (b)        1,177,829
LONG-TERM DEBT, net of current maturities           145,085,432            254,872                    -            145,340,304
                                                   ------------       ------------       --------------         --------------

     Total Liabilities                              155,280,408        166,472,232         (150,856,396)           170,896,244
                                                   ------------       ------------       --------------         --------------

MEMBERS' EQUITY                                      12,532,295            935,731             (935,731)            12,532,295
                                                   ------------       ------------       --------------         --------------

TOTAL                                              $167,812,703       $167,407,963       $ (151,792,127)        $  183,428,539
                                                   ============       ============       ==============         ==============

(a)  To eliminate intercompany accounts receivable and payable.
(b)  To eliminate intercompany accounts and investment in subsidiaries.

Condensed consolidating statement of operations for the period from Inception (September 14, 2001) through December 31, 2001


                                                          Majestic Investor        Guarantor      Eliminating        Consolidated
                                                            Holdings, LLC        Subsidiaries       Entries             Total
                                                            -------------        ------------       -------             -----
OPERATING REVENUES:
     Casino                                                 $           -        $ 10,358,799     $          -       $ 10,358,799
     Rooms                                                              -           1,079,456                -          1,079,456
     Food and beverage                                                  -           1,189,804                -          1,189,804
     Other                                                              -             203,858                -            203,858
                                                            -------------        ------------                        ------------

         Total                                                          -          12,831,917                -         12,831,917
     Less promotional allowances                                        -          (2,310,848)               -         (2,310,848)

         Net revenue                                                    -          10,521,069                -         10,521,069
                                                                                 ------------                        ------------

COSTS AND EXPENSES:
     Casino                                                             -           4,111,503                -          4,111,503
     Rooms                                                              -             628,910                -            628,910
     Food and beverage                                                  -             706,947                -            706,947
     Other                                                              -             108,732                -            108,732
     Gaming taxes                                                       -             808,464                -            808,464
     Advertising and promotion                                          -             926,226                -            926,226
     General and administration                                    26,476           1,543,167                -          1,569,643
     Depreciation and amortization                                168,930             751,718                -            920,648
     Pre-opening costs                                          1,018,234                   -                -          1,018,234
                                                            -------------        ------------                        ------------

         Total                                                  1,213,640           9,585,667                -         10,799,307
                                                            -------------        ------------                        ------------

OTHER INCOME (EXPENSE):
     Interest income                                              215,791               2,410                -            218,201
     Interest expense                                          (1,208,779)             (2,081)               -         (1,210,860)
     Equity in net income of subsidiaries                         935,731                   -         (935,731)                 -
                                                            -------------        ------------     ------------       ------------
     NET INCOME (LOSS)                                      $  (1,270,897)       $    935,731     $   (935,731)      $ (1,270,897)
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
                                                      ==============      ===========      ==========    ==============

                                                                     SCHEDULE II

                         MAJESTIC INVESTOR HOLDINGS, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001



                                                                      Additions
                                     Balance at           Charged to            Charged to                      Balance at
Description                     Beginning of Period   Costs and Expenses      Other Accounts     Deductions   End of Period
----------------------------------------------------------------------------------------------------------------------------
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


(a) Related to acquisition of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company.

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                               Barden        Barden         Barden
                                                             Mississippi    Colorado        Nevada
                                                   Parent      Gaming        Gaming         Gaming      Elimination    Consolidated
                                                   ------      ------        ------         ------      -----------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                $    498,363   $ 8,452,344   $ 3,795,722   $ 4,958,386  $           -   $ 17,704,815
     Accounts receivable, net                      269,501       494,320        59,442       642,282           (711)     1,464,834
     Inventories                                         -       368,147       213,863       375,554              -        957,564
     Prepaid expenses                                7,467       333,363        89,135       782,688              -      1,212,653
     Due from Seller                                     -        98,913        (2,022)      (14,059)             -         82,832
     Note receivable from related party            700,000             -             -             -              -        700,000
     Other                                               -                      15,552             -              -         15,552
                                              ------------   -----------   -----------   -----------  -------------   ------------
      Total current assets                       1,475,331     9,747,087     4,171,692     6,744,851           (711)    22,138,250
                                              ------------   -----------   -----------   -----------  -------------   ------------

Property, equipment, and barge improvements,
     net                                                 -    71,642,807    21,978,718    28,806,437              -    122,427,962

Intangible assets, net                                   -     7,776,654     4,122,592     7,391,507              -     19,290,753

Goodwill                                         7,522,250     1,696,000       499,000       885,000              -     10,602,250
Other Assets:
     Deferred financing costs, net               7,023,706             -             -             -              -      7,023,706
     Restricted cash                                     -             -             -     1,000,000              -      1,000,000
     Investment in subsidiaries                151,791,416             -             -             -   (151,791,416)             -
     Other assets, prepaid lease and deposits            -       475,480       141,363       328,775              -        945,618
                                              ------------   -----------   -----------   -----------  -------------   ------------
      Total other assets                       157,879,391       475,480       141,363     1,328,775   (150,855,685)     8,969,324
                                              ------------   -----------   -----------   -----------  -------------   ------------
      Total Assets                            $167,812,703   $91,338,028   $30,913,365   $45,156,570  $(151,792,127)  $183,428,539
                                              ============   ===========   ===========   ===========  =============   ============

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt     $  6,500,000   $         -   $    22,965   $   133,609  $           -   $  6,656,574
     Accounts payable                                    -       699,529       269,253       977,948              -      1,946,730
     Other accrued liabilities:
        Payroll and related                              -     2,312,087       721,843     1,972,184              -      5,006,114
        Accrued interest                         1,208,779             -             -             -              -      1,208,779
        Progressive jackpots                             -       919,253     1,143,567       211,230              -      2,274,050
        Slot club liability                              -       131,375       377,132     1,733,369              -      2,241,876
        Other accrued liabilities                1,317,924     2,288,218       589,101       849,456           (711)     5,043,988
                                              ------------   -----------   -----------   -----------  -------------   ------------
      Total current liabilities                  9,026,703     6,350,462     3,123,861     5,877,796           (711)    24,378,111

Due to related parties                           1,168,273    84,332,230    27,114,152    39,418,859   (150,855,685)     1,177,829
Long-term debt, net of current maturities      145,085,432             -             -       254,872              -    145,340,304
                                              ------------  ------------   -----------   -----------  -------------   ------------
      Total Liabilities                        155,280,408    90,682,692    30,238,013    45,551,527   (150,856,396)   170,896,244
                                              ------------  ------------   -----------   -----------  -------------   ------------

Commitments and contingencies
Members' Equity:

     Contribution from Majestic Investor         8,803,192                                                               8,803,192
     Members' contributions                      5,000,000             -             -             -              -      5,000,000
     Accumulated income (deficit)               (1,270,897)      655,336       675,352      (394,957)      (935,731)    (1,270,897)
                                              ------------   -----------   -----------   -----------  -------------   ------------
      Total members' equity (deficit)           12,532,295       655,336       675,352      (394,957)             -     12,532,295
                                              ------------   -----------   -----------   -----------  -------------   ------------
      Total Liabilities and Members' Equity   $167,812,703   $91,338,028   $30,913,365   $45,156,570  $(151,792,127)  $183,428,539
                                              ============   ===========   ===========   ===========  =============   ============

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD
          FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

                                                               Barden        Barden        Barden
                                                             Mississippi    Colorado       Nevada
                                             Parent            Gaming        Gaming        Gaming    Elimination     Consolidated
                                             ------            ------        ------        ------    -----------     ------------
Revenues
     Casino                               $          -     $  5,493,663    $ 2,509,689  $ 2,355,447   $        -     $ 10,358,799
     Rooms                                           -          544,249              -      535,207            -        1,079,456
     Food and beverage                               -          586,412        155,939      447,453            -        1,189,804
     Other                                           -           83,591         13,237      107,030            -          203,858
                                          ------------     ------------    -----------  -----------   ----------     ------------

      Gross revenues                                 -        6,707,915      2,678,865    3,445,137            -       12,831,917

      less promotional allowances                    -       (1,339,618)      (606,670)    (364,560)           -       (2,310,848)
                                          ------------     ------------    -----------  -----------   ----------     ------------

      Net revenues                                   -        5,368,297      2,072,195    3,080,577            -       10,521,069
                                          ------------     ------------    -----------  -----------   ----------     ------------

Costs and Expenses:
     Casino                                          -        2,076,018        691,795    1,343,690            -        4,111,503
     Rooms                                           -          187,507              -      441,403            -          628,910
     Food and beverage                               -          221,755         64,647      420,545            -          706,947
     Other                                           -           25,936         42,587       40,209            -          108,732
     Gaming taxes                                    -          654,003         15,200      139,261            -          808,464
     Advertising and promotion                       -          422,856        181,592      321,778            -          926,226
     General and administrative                 26,476          641,728        302,270      599,169            -        1,569,643
     Depreciation and amortization             168,930          484,685         99,635      167,398            -          920,648
     Pre-opening expenses                    1,018,234                -              -            -            -        1,018,234
                                          ------------     ------------    -----------  -----------   ----------     ------------
      Total costs and expenses               1,213,640        4,714,488      1,397,726    3,473,453            -       10,799,307
                                          ------------     ------------    -----------  -----------   ----------     ------------
      Loss from operations                  (1,213,640)         653,809        674,469     (392,876)           -         (278,238)
                                          ------------     ------------    -----------  -----------   ----------     ------------

Other income (expense):
     Interest income                           215,791            1,527            883            -            -          218,201
     Interest expense                       (1,208,779)               -              -       (2,081)           -       (1,210,860)
     Equity in net income of susidiaries       935,731                -              -            -     (935,731)               -
                                         -------------     ------------    -----------  -----------   ----------     ------------
      Total other income (expense)            (992,988)           1,527            883       (2,081)           -         (992,659)
                                         -------------     ------------    -----------  -----------   ----------     ------------

      Net income (loss)                   $ (1,270,897)    $    655,336    $   675,352  $  (394,957)  $ (935,731)    $ (1,270,897)
                                         =============     ============    ===========  ===========   ==========     ============

                         MAJESTIC INVESTOR HOLDINGS, LLC
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
  FOR THE PERIOD FROM INCEPTION (SEPTEMBER 14, 2001) THROUGH DECEMBER 31, 2001

                                                        Majestic    Barden        Barden        Barden
                                                        Investor  Mississippi    Colorado       Nevada    Eliminating     Total
                                                        Holdings    Gaming        Gaming        Gaming      Entries    Consolidated
                                                        --------    ------        ------        ------      -------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                  $  (2,206,628) $  655,336     $  675,352  $   (394,957) $      -   $  (1,270,897)
Adjustment to reconcile net income (loss)
     to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                       168,930     484,685         99,635       167,398         -         920,648
     Increase in accounts receivable, net               (269,502)   (225,106)       (25,511)      (12,724)        -        (532,843)
     (Increase) decrease in related party            (14,912,296)  6,665,673      3,101,010     5,136,948         -          (8,665)
     (Increase) decrease in inventories                        -      48,615        (31,048)        3,319         -          20,886
     Increase in prepaid expenses                         (7,467)    (39,130)          (807)     (248,961)        -        (296,365)
     (Increase) decrease in other assets                       -     (32,031)         1,721         5,807         -         (24,503)
     Increase (decrease) in accounts payable                   -     341,532        229,962      (176,506)        -         394,988
     Increase in accrued interest                      1,208,779           -              -             -         -       1,208,779
     Increase (decrease) in accrued and other
         liabilities                                   1,317,925     652,524       (254,592)      506,586         -       2,222,443
                                                   -------------  ----------     ----------  ------------  --------   -------------
         Net cash provided by (used in) operating
              activities                             (14,700,259)  8,552,098      3,795,722     4,986,910         -       2,634,471
                                                   -------------  ----------     ----------  ------------  --------   -------------

Cash Flows From Investing Activities:
     Payment for businesses acquired, net of cash
         acquired                                   (143,758,152)          -              -             -         -    (143,758,152)
     Acquisition of property and equipment                     -     (99,754)             -       (22,942)        -        (122,696)
                                                   -------------  ----------     ----------  ------------  --------   -------------
         Net cash used in investing activities      (143,758,152)    (99,754)             -       (22,942)        -    (143,880,848)
                                                   -------------  ----------     ----------  ------------  --------   -------------

Cash Flows From Financing Activities:
     Proceeds from issuance of 11.653% Senior
        Secured Notes                                145,000,400           -              -             -         -     145,000,400
     Payment of Senior Secured Notes issuance costs   (6,815,090)          -              -             -         -      (6,815,090)
     Member's equity contribution                      5,000,000           -              -             -         -       5,000,000
     Contribution from  Majestic Investor              8,803,191           -              -             -         -       8,803,191
     Cash advances from related parties                1,168,273           -              -             -         -       1,168,273
     Issuance of loan to Barden Development, Inc.       (700,000)          -              -             -         -        (700,000)
     Line of credit, net                               6,500,000           -              -             -         -       6,500,000
     Cash paid to reduce long-term debt                        -           -              -        (5,582)        -          (5,582)
                                                   -------------  ----------     ----------  ------------  --------   -------------
         Net cash provided by (used in) financing
             activities                              158,956,774           -              -        (5,582)        -     158,951,192
                                                   -------------  ----------     ----------  ------------  --------   -------------

Net increase in cash and cash equivalents                498,363   8,452,344      3,795,722     4,958,386         -      17,704,815
Cash and cash equivalents, beginning of year                   -           -              -             -         -               -
                                                   -------------  ----------     ----------  ------------  --------   -------------
Cash and cash equivalents, end of year             $     498,363  $8,452,344     $3,795,722  $  4,958,386   $     -   $  17,704,815
                                                   =============  ==========     ==========  ============  ========   =============

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Fitzgeralds Gaming Corporation:

     We have audited the accompanying combined balance sheets of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., and 101 Main Street Limited Liability Company (collectively, the "Properties") (wholly owned subsidiaries of Fitzgeralds Gaming Corporation, the "Parent") (Debtors-in-Possession) as of December 6, 2001 and December 31, 2000, and the related combined statements of operations, stockholder's deficiency, and cash flows for the period from January 1, 2001 through December 6, 2001 and for the years ended December 31, 2000 and 1999. Our audits also included the financial statement schedule of combined valuation and qualifying accounts listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Properties' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Properties as of December 6, 2001 and December 31, 2000, and the results of their operations and their cash flows for the period from January 1, 2001 through December 6, 2001 and for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2, the Properties have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying combined financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such combined financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Properties; or (d) as to operations, the effect of any changes that may be made in their business.

     The accompanying combined financial statements have been prepared assuming that the Properties will continue as a going concern. As discussed in Note 1 to the combined financial statements, the Parent's event of default on its senior secured registered notes, which are guaranteed by the Properties, along with the Properties' recurring losses and stockholder's deficiency raise substantial doubt about the Properties' ability to continue as a going concern. Parent management's plans concerning these matters are discussed in Note 2. The combined financial statements do not include adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1, on December 6, 2001, the Parent sold substantially all of the assets and related liabilities of the Properties.

     Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The supplemental combining schedules on pages F-49 through F-57 are presented for purposes of additional analysis of the basic combined financial statements rather than to present the financial position, results of operations, and cash flows of the individual properties, and are not a required part of the basic combined financial statements. These schedules are the responsibility of the Properties' management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic combined financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic combined financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 8, 2002

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                            COMBINED BALANCE SHEETS

                                                              AT DECEMBER 31,   AT DECEMBER 6,
                                                                   2000              2001
                                                              ---------------   --------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  2,840,011      $  3,762,566
  Accounts receivable, net..................................             --           225,495
  Prepaid expenses:
    Gaming taxes............................................        265,381           817,590
    Other...................................................        366,312           780,238
                                                               ------------      ------------
        Total current assets................................      3,471,704         5,585,889
                                                               ------------      ------------
OTHER ASSETS:
  Net assets held for sale..................................    143,342,890                --
  Restricted cash...........................................        500,000                --
  Accounts receivable -- related parties....................          5,309        16,762,294
  Other assets..............................................             --            25,000
                                                               ------------      ------------
        Total other assets..................................    143,848,199        16,787,294
                                                               ------------      ------------
TOTAL.......................................................   $147,319,903      $ 22,373,183
                                                               ============      ============
                           LIABILITIES AND STOCKHOLDER'S DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE
  CURRENT LIABILITIES:
  Accounts payable..........................................   $         --      $    166,073
  Due to Majestic...........................................             --         3,800,000
  Accrued and other:
    Payroll and related.....................................        491,255           919,143
    Other...................................................             --           264,732
                                                               ------------      ------------
        Total current liabilities...........................        491,255         5,149,948
NOTES PAYABLE, related party................................             --           228,825
                                                               ------------      ------------
        Total liabilities not subject to compromise.........        491,255         5,378,773
LIABILITIES SUBJECT TO COMPROMISE...........................    225,873,496        70,680,462
                                                               ------------      ------------
        Total liabilities...................................    226,364,751        76,059,235
                                                               ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)
STOCKHOLDER'S DEFICIENCY
  Common stock -- Fitzgeralds Mississippi, Inc., $.01 par
    value; 8,000,000 shares authorized; 8,000,000 shares
    issued and outstanding..................................         80,000            80,000
  Common stock -- Fitzgeralds Las Vegas, Inc., $.01 par
    value; 25,000 shares authorized; 10,000 shares issued
    and outstanding.........................................            100               100
  Additional paid-in-capital................................      7,586,667         7,586,667
  Accumulated deficit.......................................    (86,711,615)      (61,352,819)
                                                               ------------      ------------
        Total stockholder's deficiency......................    (79,044,848)      (53,686,052)
                                                               ------------      ------------
TOTAL.......................................................   $147,319,903      $ 22,373,183
                                                               ============      ============

             See notes to historical combined financial statements.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                       COMBINED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED DECEMBER 31,    FOR THE PERIOD FROM
                                                        ---------------------------------   JANUARY 1, 2001 TO
                                                             1999               2000         DECEMBER 6, 2001
                                                        --------------     --------------   -------------------
OPERATING REVENUES:
  Casino.............................................    $138,928,815       $148,776,855       $150,670,567
  Food and beverage..................................      18,729,064         19,586,213         18,365,243
  Rooms..............................................      16,293,618         16,600,072         15,042,200
  Other..............................................       3,285,207          3,530,032          3,545,338
                                                         ------------       ------------       ------------
         Total.......................................     177,236,704        188,493,172        187,623,348
    Less promotional allowances......................      24,460,048         28,755,624         29,964,002
                                                         ------------       ------------       ------------
         Net.........................................     152,776,656        159,737,548        157,659,346
                                                         ------------       ------------       ------------
OPERATING COSTS AND EXPENSES:
  Casino.............................................      64,146,974         69,113,279         69,757,787
  Food and beverage..................................      11,793,071         11,508,965         10,625,017
  Rooms..............................................      10,701,241         10,904,351          9,818,552
  Other..............................................       1,877,030          1,717,182          1,657,265
  Selling, general and administrative................      40,808,792         39,370,958         37,852,210
  Depreciation and amortization......................      11,726,085         11,687,964                 --
  Write-down of assets...............................              --                 --         13,005,582
  Reorganization items...............................              --             38,967        (10,499,075)
                                                         ------------       ------------       ------------
         Total.......................................     141,053,193        144,341,666        132,217,338
                                                         ------------       ------------       ------------
INCOME FROM OPERATIONS...............................      11,723,463         15,395,882         25,442,008
OTHER INCOME (EXPENSE):
  Interest income....................................         129,654            167,446             38,407
  Interest expense...................................        (210,314)           (71,382)           (39,959)
  Interest expense -- related party (contractual
    interest of $29,279,747 for the year ended
    December 31, 2000 and $28,549,207 for 2001)......     (27,989,851)       (26,031,023)                --
  Other, net.........................................          99,012              4,493            (81,660)
                                                         ------------       ------------       ------------
NET INCOME (LOSS)....................................    $(16,248,036)      $(10,534,584)      $ 25,358,796
                                                         ============       ============       ============

             See notes to historical combined financial statements.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                COMBINED STATEMENTS OF STOCKHOLDER'S DEFICIENCY

                                         COMMON STOCK       ADDITIONAL                      TOTAL
                                      -------------------    PAID-IN     ACCUMULATED    STOCKHOLDER'S
                                       SHARES     AMOUNT     CAPITAL       DEFICIT       DEFICIENCY
                                      ---------   -------   ----------   ------------   -------------
BALANCE, JANUARY 1, 1999............  8,010,000   $80,100   $7,586,667   $(59,928,995)  $(52,262,228)
Net loss............................         --        --           --    (16,248,036)   (16,248,036)
                                      ---------   -------   ----------   ------------   ------------
BALANCE, DECEMBER 31, 1999..........  8,010,000    80,100    7,586,667    (76,177,031)   (68,510,264)
Net loss............................         --        --           --    (10,534,584)   (10,534,584)
                                      ---------   -------   ----------   ------------   ------------
BALANCE, DECEMBER 31, 2000..........  8,010,000    80,100    7,586,667    (86,711,615)   (79,044,848)
Net income..........................         --        --           --     25,358,796     25,358,796
                                      ---------   -------   ----------   ------------   ------------
BALANCE, DECEMBER 6, 2001...........  8,010,000   $80,100   $7,586,667   $(61,352,819)  $(53,686,052)
                                      =========   =======   ==========   ============   ============

             See notes to historical combined financial statements.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS
                                                            ENDED DECEMBER 31,           FOR THE PERIOD
                                                        ---------------------------     JANUARY 1, 2001
                                                            1999           2000       TO DECEMBER 6, 2001
                                                        ------------   ------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................  $(16,248,036)  $(10,534,584)      $ 25,358,796
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Depreciation and amortization.......................    11,726,085     11,687,964                 --
     Write-down of assets.............................            --             --         13,005,582
     Gain on sale of assets to Majestic...............            --             --        (11,121,811)
     Reorganization items incurred in connection with
       Chapter 11 and related legal proceedings.......            --         38,967            622,736
     Other............................................       (58,032)        36,487            116,439
     Changes in working capital, net of assets sold
       and liabilities assumed:
     (Increase) decrease in accounts receivable,
       net............................................       136,090       (233,359)           (42,071)
     (Increase) decrease in inventories...............      (135,666)        98,529             66,048
     (Increase) decrease in prepaid expenses..........      (401,108)      (492,966)           255,985
     (Increase) decrease in other assets..............      (130,091)      (139,028)            27,115
     Increase (decrease) in accounts payable..........    (2,511,838)    (1,408,119)           240,806
     Increase in due to Majestic......................            --             --          3,800,000
     Increase (decrease) in accrued and other
       liabilities....................................       450,505     (2,124,978)           624,469
     Increase (decrease) in amounts due to related
       parties, net...................................    15,945,345     15,134,274        (40,404,341)
     Increase in liabilities subject to compromise....            --        106,677            149,835
                                                        ------------   ------------       ------------
     Net cash provided by (used in) operating
       activities before reorganization items.........     8,773,254     12,169,864         (7,300,412)
Reorganization items:
  Interest received on cash accumulated because of the
     bankruptcy proceedings...........................            --             --            171,442
  Professional fees paid for services rendered in
     connection with the bankruptcy proceedings.......            --             --            (38,392)
  Other reorganization items incurred in connection
     with Chapter 11 and related legal proceedings....            --        (38,967)          (755,786)
                                                        ------------   ------------       ------------
     Net cash provided by (used in) operating
       activities.....................................     8,773,254     12,130,897         (7,923,148)
                                                        ------------   ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets........................        77,726          8,463             28,250
  Acquisition of property and equipment...............    (4,345,588)    (9,011,942)        (1,054,131)
                                                        ------------   ------------       ------------
     Net cash used in investing activities............    (4,267,862)    (9,003,479)        (1,025,881)
                                                        ------------   ------------       ------------
                                                                                            (continued)

             See notes to historical combined financial statements.

                                                               FOR THE YEARS
                                                            ENDED DECEMBER 31,           FOR THE PERIOD
                                                        ---------------------------     JANUARY 1, 2001
                                                            1999           2000       TO DECEMBER 6, 2001
                                                        ------------   ------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.........................    (2,975,622)      (453,560)          (240,288)
                                                        ------------   ------------       ------------
  Net cash used in financing activities...............    (2,975,622)      (453,560)          (240,288)
                                                        ------------   ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     1,529,770      2,673,858         (9,189,317)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD.........     8,748,255     10,278,025          2,840,011
(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE................            --    (10,111,872)        10,111,872
                                                        ------------   ------------       ------------
CASH AND CASH EQUIVALENTS END OF PERIOD...............  $ 10,278,025   $  2,840,011       $  3,762,566
                                                        ============   ============       ============

             See notes to historical combined financial statements.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

     Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company (collectively, the "Properties") are wholly owned subsidiaries of Fitzgeralds Gaming Corporation (the "Parent") (Debtors-in-Possession). Until December 6, 2001 the Properties owned and operated the Fitzgeralds-brand casino-hotels in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). On December 6, 2001, the Parent sold substantially all of the assets and related liabilities of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic Investor Holdings, LLC ("Majestic"). The Properties are marketed primarily to middle-market customers, emphasizing their Fitzgeralds brand and their "Fitzgeralds Irish Luck" theme.

     As described in Note 13, the Properties are guarantors, and substantially all of their assets serve as collateral, under various debt agreements that the Parent has entered into with outside lenders. The Parent generated net income during 2001 and experienced net losses during 2000 and 1999, is highly leveraged, and has a stockholders' deficiency at December 6, 2001 and at the end of 2000.

     On May 13, 1999, the Parent's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Parent to make the regularly scheduled interest payments on its 10 7/8% senior secured registered notes due 2004 (the "Notes"). Accordingly, the Parent has not paid the regularly scheduled interest payments of $12.5 million that were due and payable on June 15, 1999, December 15, 1999 and June 15, 2000. Accordingly, an event of default under the indenture (the "Indenture"), dated December 30, 1997, governing the Notes occurred on July 15, 1999, and continued until the Parent and the Properties filed a petition for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Parent's contractual interest on the Notes was $31,390,852 for the period from January 1, 2001 through December 6, 2001 and was $33,699,003 for the year ended December 31, 2000. No action has been taken by either the Indenture trustee or the holders of at least 25 percent of the Notes, as permitted under the Indenture, to accelerate the Notes and declare the unpaid principal and interest to be due and payable. Failure to make the scheduled payment on June 15, 1999 resulted in a 1 percent increase in the interest rate to 13.25 percent, effective June 16, 1999 until the Parent and the Properties filed the Petition. In accordance with the Indenture, the Parent began accruing interest on the unpaid interest at 13.25 percent, effective June 16, 1999 until the Parent and the Properties filed the Petition. See Note 2.

     The accompanying financial statements have been prepared on a going concern basis. Such 2001 financial statements are as of and for the period ended December 6, 2001, the date of the sale of substantially all of the assets and related liabilities of the Properties to Majestic. At December 6, 2001, stockholder's deficiency was $53.7 million. The Parent's inability to meet the interest payments on the Notes, which are guaranteed by the Properties, along with the Properties' recurring losses in prior years and stockholder's deficiency, raise substantial doubt about their ability to continue as a going concern.

2.  PETITION FOR RELIEF UNDER CHAPTER 11

  GENERAL

     On December 5, 2000, the Parent and the Properties commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the "Restructuring Agreement"), with the holders (the "Consenting Noteholders") of a majority in interest of the Notes. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Parent's operating assets and properties as going concerns.

     Under the terms of the Restructuring Agreement, the Parent is required to seek buyers for each of its operating businesses. In order to effectuate this liquidation, the Parent commenced the Bankruptcy Cases and has received approval from the Bankruptcy Court to sell its operating businesses through negotiated sales agreements either by way of motion to sell free and clear of liens under section 363 of the Bankruptcy Code, or under one or more plans of reorganization.

     As part of the restructuring contemplated in the Restructuring Agreement, the Parent, as debtor-in-possession, sought and obtained Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to section 363 of the Bankruptcy Code substantially all of its assets; and (ii) assume and assign pursuant to section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company ("Majestic"), pursuant to a Purchase and Sale Agreement, dated as of November 22, 2000, as amended on December 4, 2000 and November 1, 2001 (the "Purchase Agreement"). On March 19, 2001, the Bankruptcy Court entered an order approving the Purchase Agreement with Majestic.

     The Restructuring Agreement provides a vehicle for liquidating the assets of the Parent in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Parent distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the "Indenture Trustee") to be applied to unpaid and accrued Indenture Trustee's fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Parent was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Parent distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic. The Parent and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and the Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

     The parties to the Restructuring Agreement have each concluded that the fair market value of the Parent's real and personal property given as collateral for the Notes is less than the total outstanding principal and interest due under the Notes, and that the fair market value of the real and personal property not securing the Notes is less than the amount of the unsecured deficiency claim of the holders of the Notes. As a result, it is not expected that any distribution will be made to holders of the existing capital stock of the Parent or the Properties. The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock of Fitzgeralds Tunica and Fitzgeralds Las Vegas is to be canceled and extinguished without payment therefor.

     Under the terms of the Restructuring Agreement, upon the closing of each sale of the Parent's assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Parent's assets remaining after such sales, including any registered notes received as part of the consideration for the sales of the Parent's assets and payment of

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

remaining liabilities of the Parent, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under the terms of the Restructuring Agreement.

     In light of the regulatory approvals needed to accomplish the liquidations, and recognizing the need to retain senior management in order to insure continuity and compliance with all gaming regulations and licensing requirements in the Parent's operations during the process, the Restructuring Agreement required implementation of a senior management incentive and retention program. After obtaining Bankruptcy Court approval in December 2000, this program was adopted by the Parent in order to retain Philip D. Griffith, Michael E. McPherson, Max L. Page and Paul H. Manske (the "Senior Management"), each an officer, director and/or senior executive of the Parent, as key executives and to compensate them for their continued employment with the Parent during the process.

     Pursuant to the Purchase Agreement, the Parent has agreed to: (i) sell free and clear of liens pursuant to section 363 of the Bankruptcy Code substantially all of the Properties' assets; and (ii) assume and assign pursuant to section 365 of the Bankruptcy Code contracts used in its operations at the Properties, as well as the Parent's interest in the Fremont Street Experience Limited Liability Company (collectively, the "Assets") to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets.

     The transactions contemplated by the Purchase Agreement were consummated on December 6, 2001. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the Purchase Agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million. Of such amount, $7.7 million was retained by the Parent for cash reserves, approximately $5.9 million was distributed to Senior Management, in consideration of non-competition and sales incentives pursuant to the Restructuring Agreement, and approximately $133.3 million was distributed to holders of the Notes (on account of the $205.0 million aggregate principal amount of Notes outstanding and approximately $44.8 million in accrued pre-petition interest). In addition, during 2001 the Parent distributed approximately $16.8 million to holders of the Notes in accordance with the provisions of the Restructuring Agreement.

  REORGANIZATION ITEMS

     For the period from January 1, 2001 through December 6, 2001 and for the year ended December 31, 2000, the Properties incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

                                                               2000         2001
                                                              -------   ------------
Reorganization items:
  Post-petition professional fees...........................  $    --   $     38,392
  Pre-petition expenses recorded post-petition..............   38,967             --
  U.S. trustee fees.........................................       --        120,000
  Other.....................................................       --        635,786
  Gain on sale of assets to Majestic........................       --    (11,121,811)
  Interest earned on accumulated cash resulting from the
     bankruptcy proceedings.................................       --       (171,442)
                                                              -------   ------------
                                                              $38,967   $(10,499,075)
                                                              =======   ============

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  LIABILITIES SUBJECT TO COMPROMISE

     At December 6, 2001 and December 31, 2000, liabilities subject to compromise consisted of the following:

                                                                  2000          2001
                                                              ------------   -----------
Liabilities subject to compromise:
  Due to related parties....................................  $225,774,418   $70,414,353
  Unsecured creditors.......................................        99,078       266,109
                                                              ------------   -----------
                                                              $225,873,496   $70,680,462
                                                              ============   ===========

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Combined Financial Statements -- The combined financial statements of the Properties include the accounts of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company. All inter-company balances and transactions have been eliminated.

     Cash and Cash Equivalents -- Cash includes cash required for gaming operations. The Properties consider cash equivalents to include short-term investments with original maturities of ninety days or less at the date of purchase.

     Inventories -- Inventories consist principally of food and beverage and operating supplies and are stated at the lower of first-in, first-out cost or market.

     The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated service lives of the assets. Leasehold improvements are amortized over the life of the lease or the life of the asset, whichever is shorter. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized. Certain of the assets of the Properties were classified as held for sale upon consummation of the Purchase Agreement with Majestic in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard requires that assets to be disposed of shall be reported at the lower of carrying amount or fair value less costs to sell and shall not be depreciated or amortized while they are held for disposal. The Properties discontinued recording depreciation and amortization expense on property and equipment subsequent to the filing of the Bankruptcy Cases and consummation of the Purchase Agreement with Majestic based on the requirements of SFAS No. 121.

     Restricted Cash -- At December 31, 2000, restricted cash represents U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas. In 2000, $500,000 of this amount was reclassified as net assets held for sale. See Note 6.

     Goodwill -- Goodwill represents the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized using the straight-line method over 40 years and is recorded net of accumulated amortization. The Properties discontinued the amortization of their goodwill included in net assets held for sale subsequent to the filing of the Bankruptcy Cases on December 5, 2000. Furthermore, the Company wrote down $13.0 million of the asset as of December 6, 2001 due to the sale of Fitzgeralds Black Hawk to Majestic.

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenue Recognition -- Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. The majority of our casino revenue is counted in the form of cash, chips and tokens and therefore is not subject to any significant or complex estimation procedures. Food and beverage and room revenues are recognized at retail value at the time the related service is performed.

     Operating revenues include the retail value of rooms, food and beverage, and other items provided to customers without charge; corresponding charges have been deducted from revenue in the accompanying combined statements of operations as promotional allowances in the determination of net operating revenues. Promotional allowances also include cash-back incentives earned in our Slot Club. The Properties provide cash-back incentives to patrons who earn a percentage of their cash wagered using their slot card provided by the Properties.

     The retail value of the complimentaries and the cash-back incentives included in promotional allowances are as follows:

                                                   1999          2000          2001
                                                -----------   -----------   -----------
Hotel rooms...................................  $ 4,509,181   $ 4,863,935   $ 4,527,788
Food and beverage.............................    9,849,482    10,831,067    10,401,400
Other.........................................      498,476       756,761       819,329
Cash-back incentives..........................    9,602,909    12,303,861    14,215,485
                                                -----------   -----------   -----------
                                                $24,460,048   $28,755,624   $29,964,002
                                                ===========   ===========   ===========

     The estimated costs of providing the complimentary services are charged to the casino department and are as follows:

                                                   1999          2000          2001
                                                -----------   -----------   -----------
Hotel rooms...................................  $ 2,441,182   $ 2,528,282   $ 2,925,396
Food and beverage.............................   10,141,593    10,935,259    10,638,710
Other.........................................      280,998       524,426       572,390
                                                -----------   -----------   -----------
                                                $12,863,773   $13,987,967   $14,136,496
                                                ===========   ===========   ===========

     Advertising Costs -- Advertising expenditures are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $3,860,890 and $3,649,524 for the years ended December 31, 1999 and 2000, respectively and $3,157,440 for the period from January 1, 2001 through December 6, 2001.

     Federal Income Taxes -- The Properties account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

     101 Main Street Limited Liability Company is a limited liability company formed under the laws of the state of Colorado, and, as such, is classified as a partnership for federal income tax purposes. Accordingly, no provision for federal or state income taxes was recorded because any taxable income or loss is included in the corporate income tax return of the Parent.

     Financial Reporting Period -- The Properties have adopted a "4-4-5" (weeks) financial reporting period which maintains a December 31 year-end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year-end, whereas the second and third periods will have the same number of days each year.

     Fair Value of Financial Instruments -- The Properties believe, based on current information, that the carrying value of the Properties' cash and cash equivalents, restricted cash, accounts receivable, advances, and accounts payable approximates fair value because of the short maturity of those instruments.

     Impairment of Long Lived Assets -- The Properties review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds its fair market value. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets expected to be disposed of.

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Recently Issued Accounting Standards -- On June 30, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the period ended December 6, 2001. Adoption of this statement did not have a material impact on the Properties' financial condition or results of operation.

     On January 1, 2001, the Properties implemented Emerging Issues Task Force ("EITF") No. 00-14 Accounting for Certain Sales Incentives, EITF No. 00-21, Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, and EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products, requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to implementation, the Properties had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Properties reclassified their 2000 and 1999 statements of operations to reflect such expenses as promotional expense thereby reducing net revenue. This reclassification did not have any effect on the Properties' income from operations and net income for the current year and previously reported net losses.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. The Properties do not believe that the adoption of SFAS 141 will have a significant impact on their financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Properties discontinued recording the amortization of goodwill included in net assets held for sale subsequent to filing the Bankruptcy Cases. Amortization expense related to goodwill was $0.3 million for 2000. As of December 6, 2001, the Properties wrote-down $13.0 million of goodwill due to the sale of Fitzgeralds Black Hawk to Majestic.

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Properties are currently evaluating the impact that this standard will have on its financial condition and results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Asset to be Disposed of. The Properties are currently evaluating the impact that this standard will have on its financial condition and results of operations.

     Bankruptcy Related Accounting -- The Properties have accounted for all transactions related to the Bankruptcy Cases in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, liabilities subject to compromise under the Bankruptcy Cases have been segregated on the Combined Balance Sheets and are recorded for the amounts that are expected to be allowed under the Restructuring Agreement (see Note 2). In addition, the Combined

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Statements of Operations and the Combined Statements of Cash Flows for the year ended December 31, 2000 and for the period from January 1, 2001 through December 6, 2001 disclose expenses related to the Bankruptcy Cases under "Reorganization Items." The Properties will continue to present their Combined Statements of Cash Flows using the indirect method.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements. These estimates also affect the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications -- Certain amounts in the 1999 and 2000 combined financial statements have been reclassified to conform to the 2001 method of presentation.

4.  STATEMENTS OF CASH FLOWS INFORMATION

     The following supplemental disclosure is provided as part of the Combined Statements of Cash Flows for the years ended December 31, 1999 and 2000 and for the period from January 1, 2001 through December 6, 2001:

     Cash paid for interest, net of amounts capitalized, during the years ended December 31, 1999 and 2000 and for the period from January 1, 2001 through December 6, 2001 was $225,072, $67,600 and $48,824, respectively.

     Certain non-cash operating, investing and financing activities were as follows:

     Long-term contracts payable of $368,888 in 1999 and $368,420 in 2000 were incurred with the acquisition of new equipment. In 2001, no additional new equipment was acquired through long-term contracts payable.

     See Note 2 and Note 6 for a summary of Liabilities Subject to Compromise and Net Assets Held for Sale.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2000 and December 6, 2001:

                                                                               ESTIMATED
                                                          2000        2001    SERVICE LIFE
                                                      -------------   -----   ------------
Land used in casino operations......................  $  10,748,949   $ --             --
Buildings and improvements..........................     94,646,085     --     7-40 years
Site improvements...................................     20,930,897     --       20 years
Barge and improvements..............................     12,896,235     --       15 years
Furniture, fixtures and equipment...................     55,288,988     --     3-12 years
                                                      -------------   -----
                                                        194,511,154     --
Less accumulated depreciation and amortization......    (70,612,350)    --
                                                      -------------   -----
                                                        123,898,804     --
Construction in progress............................        760,878     --
                                                      -------------   -----
                                                        124,659,682     --
Less net assets held for sale.......................   (124,659,682)    --
                                                      -------------   -----
Total...............................................  $          --   $ --
                                                      =============   =====

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Substantially all property and equipment is pledged as collateral on the Parent's long-term debt.

6.  NET ASSETS HELD FOR SALE

     On December 1, 2000, the Parent entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Parent's operating assets and properties. The transactions contemplated by the Purchase Agreement were consummated on December 6, 2001. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the Purchase Agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million.

     The components of the net assets held for sale as of December 31, 2000 are as follows:

                                  FITZGERALDS   FITZGERALDS   FITZGERALDS
                                   LAS VEGAS      TUNICA      BLACK HAWK       TOTAL
                                  -----------   -----------   -----------   ------------
Assets:
  Cash and cash equivalents.....  $ 3,082,396   $ 5,274,598   $ 1,754,878   $ 10,111,872
  Accounts receivable, net of
     allowance for doubtful
     accounts of $210,586.......      696,054       539,510        55,420      1,290,984
  Inventories...................      445,572       445,722       153,204      1,044,498
  Prepaid gaming taxes..........      566,788            --        48,052        614,840
  Other current assets..........    1,506,705       366,376       109,802      1,982,883
  Property and equipment, net...   37,162,537    62,708,013    24,789,132    124,659,682
  Goodwill, net of accumulated
     amortization of
     $1,173,579.................           --            --    13,005,582     13,005,582
  Restricted cash...............      500,000            --            --        500,000
  Other non-current assets......      320,251       461,361       141,363        922,975
  Current portion of long term
     debt.......................     (167,273)      (73,015)           --       (240,288)
  Accounts payable..............     (514,831)     (809,013)     (227,676)    (1,551,520)
Accrued expenses:
  Payroll and related...........   (1,336,852)   (2,349,516)     (667,094)    (4,353,462)
  Progressive jackpots..........     (269,561)     (322,665)     (387,602)      (979,828)
  Outstanding chips and
     tokens.....................     (104,175)      (91,247)      (39,152)      (234,574)
  Other.........................     (788,550)   (1,095,992)   (1,152,148)    (3,036,690)
Long-term debt..................     (394,064)           --            --       (394,064)
                                  -----------   -----------   -----------   ------------
                                  $40,704,997   $65,054,132   $37,583,761   $143,342,890
                                  ===========   ===========   ===========   ============

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  LONG-TERM DEBT

     Long-term debt outstanding at December 31, 2000 and December 6, 2001 is as follows:

                                                                2000      2001
                                                              ---------   -----
Contracts payable secured by certain equipment due in
  maximum aggregate monthly installments of $32,842, with
  varying maturity dates through 2005.......................  $ 634,352   $  --
                                                              ---------   -----
Total debt..................................................    634,352      --
Less net assets held for sale...............................   (634,352)     --
                                                              ---------   -----
Long-term debt..............................................  $      --   $  --
                                                              =========   =====

8.  COMMITMENTS

     Operating Leases -- In connection with the sale of assets to Majestic, the Properties' commitments under operating leases were assumed by Majestic.

     Such operating lease commitments primarily related to equipment, signs, warehouses and ground leases on which the Properties' buildings and equipment reside. Rent expense for the years ended December 31, 1999 and 2000 was $2,183,428 and $1,732,028, respectively and for the period from January 1, 2001 through December 6, 2001 was $1,164,417.

     Employment Agreements -- Consistent with industry practice, the Properties have entered into employment agreements with certain of their executives and departmental directors. In accordance with the Restructuring Agreement, the Properties have agreed not to assume these employment agreements as provided in
Section 365 of the Bankruptcy Code.

9.  RELATED PARTY TRANSACTIONS

     Amounts due to/from the Parent and other wholly owned subsidiaries of the Parent at December 6, 2001 includes receivables for $16,762,294, registered notes payable of $70,414,353 and notes payable of $228,825. Amounts due to/from the Parent and other wholly owned subsidiaries of the Parent at December 31, 2000 include receivables for $5,309 and registered notes payable of $225,774,418. The registered notes due to Parent have an effective interest rate of approximately 15.0 percent for 2001 and 2000 and are due December 15, 2004, the due date of the Notes. Accounts receivable -- related parties of $16,762,294 at December 6, 2001 represents advances made to the Parent by the Properties. These advances will be used to offset the notes due to the Parent as described above.

     During the period from January 1, 2001 through December 6, 2001 and during the years ended December 31, 2000 and 1999, the Parent allocated approximately $1,000,000 to Fitzgeralds Las Vegas, Fitzgeralds Tunica, and Fitzgeralds Black Hawk for corporate overhead allocations. These costs are accounted for as general and administrative expenses. These corporate overhead allocations have been made in order that the Properties absorb a portion of the expenses incurred by the Parent on their behalf including, but not limited to, internal audit, risk management, legal and corporate accounting services. The allocation method used is based on an equal distribution to each of the Fitzgeralds operating properties. Management believes that the allocation method used is reasonable. Specific identification of these expenses to each of the properties is not practicable.

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

10.  PROFIT SHARING PLAN

     The Parent has a contributory profit-sharing plan for eligible employees. The Parent's contribution to the plan for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

     The Parent amended the plan to include a 401(k) savings plan whereby eligible employees may contribute up to 20% of their salary, which is matched by the Properties at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Properties' matching contributions were $218,912 and $221,140 for the years ended December 31, 1999 and 2000 and $231,975 for the period from January 1, 2001 through December 6, 2001.

     Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1, April 1, July 1 or October 1, is eligible to participate in the plan.

     In addition, the Properties contribute to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $537,998 and $351,847 for the years ended December 31, 1999 and 2000 and $342,172 for the period from January 1, 2001 through December 6, 2001.

11.  STOCKHOLDER'S DEFICIENCY

     The Restructuring Agreement requires that all of the existing common stock of Fitzgeralds Tunica and Fitzgeralds Las Vegas be canceled and extinguished without payment therefor. It is not expected that any distribution will be made to holders of the existing capital stock of the Properties.

     As stated above, 101 Main Street Limited Liability Company is a limited liability company formed under the laws of the state of Colorado. Included in total stockholder's deficiency on the combined balance sheets is a total member's equity of $4,663,213 as of December 6, 2001 and total member's deficiency of $2,331,468 as of December 31, 2000 for 101 Main Street Limited Liability Company.

12.  INCOME TAXES

     The Properties are included in Fitzgeralds Gaming Corporation's consolidated tax return. The information below appears as if the Properties were filing separate tax returns.

     A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to combined income (loss) before taxes is as follows:

                                                   1999          2000          2001
                                                -----------   -----------   -----------
Tax benefit at U.S. statutory rate............  $ 5,524,332   $ 3,687,104   $(8,774,424)
(Increase) decrease in valuation allowance....   (5,489,867)   (3,553,559)    8,738,172
Other.........................................      (34,465)     (133,545)       36,252
                                                -----------   -----------   -----------
Total.........................................  $        --   $        --   $        --
                                                ===========   ===========   ===========

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     The tax items comprising the Properties' net deferred tax asset as of December 31, 2000 are as follows:

                                                CURRENT     NONCURRENT       TOTAL
                                               ---------   ------------   ------------
Deferred tax assets:
  Accrued and other liabilities..............  $ 588,486   $         --   $    588,486
  Bad debt reserve...........................     31,285             --         31,285
  FICA credits not utilized..................         --        400,836        400,836
  NOL carryforward...........................         --     25,795,441     25,795,441
  Other......................................         --         66,826         66,826
                                               ---------   ------------   ------------
                                                 619,771     26,263,103     26,882,874
                                               ---------   ------------   ------------
Deferred tax liabilities:
  Difference between book and tax basis of
     property................................         --     (4,548,554)    (4,548,554)
  Intangibles................................         --       (710,827)      (710,827)
  Deferred state taxes.......................         --     (5,552,056)    (5,552,056)
  Prepaid expenses...........................   (681,523)            --       (681,523)
  Differences from flow through entity.......         --        (98,482)       (98,482)
                                               ---------   ------------   ------------
                                                (681,523)   (10,909,919)   (11,591,442)
                                               ---------   ------------   ------------
                                                 (61,752)    15,353,184     15,291,432
Less: valuation allowance....................     61,752    (15,353,184)   (15,291,432)
                                               ---------   ------------   ------------
Net..........................................  $      --   $         --   $         --
                                               =========   ============   ============

     The tax items comprising the Properties' net deferred tax asset as of December 6, 2001 are as follows:

                                                  CURRENT    NONCURRENT       TOTAL
                                                 ---------   -----------   -----------
Deferred tax assets:
  Accrued and other liabilities................  $ 101,787   $        --   $   101,781
  FICA credits not utilized....................         --       462,862       462,862
  NOL carryforward.............................         --     6,232,200     6,232,200
  Other........................................         --         1,743         1,743
                                                 ---------   -----------   -----------
                                                   101,781     6,696,805     6,798,586
                                                 ---------   -----------   -----------
Deferred tax liabilities:
  Deferred state taxes.........................         --      (143,546)     (143,546)
  Prepaid expenses.............................   (245,326)           --      (245,326)
                                                  (245,326)     (143,546)     (388,872)
                                                 ---------   -----------   -----------
                                                  (143,545)    6,553,259     6,409,714
Less: valuation allowance......................    143,545    (6,553,259)   (6,409,714)
                                                 ---------   -----------   -----------
Net............................................  $      --   $        --   $        --
                                                 =========   ===========   ===========

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Due to the uncertainty of the realization of certain tax carry forward items, a valuation allowance has been established in the amount of $6.4 million at December 6, 2001. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Properties generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

     As of December 6, 2001, the Properties had a combined net operating loss carryforward of approximately $17.8 million and a tax credit carryforward of $.7 million, which are available to offset future tax through 2020. The availability of the loss and credit carryforwards may be subject to limitations under sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

13.  CONTINGENCIES

     Guarantee -- The Properties are guarantors under various credit agreements, including the Parent's Notes totaling approximately $99.7 million in outstanding principal amount. In addition, substantially all of the Properties' assets serve as collateral under such agreements. Subject to certain exceptions, the guarantee of the Notes is secured by a lien on substantially all assets of the Properties other than certain excluded assets, as defined. Such excluded assets include, among other things, (i) cash, deposit accounts and other cash equivalents; (ii) furniture, fixtures and equipment securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Parent (including all gaming licenses of the Parent and its restricted subsidiaries as defined), provided that excluded assets does not include the proceeds of the assets under clauses (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause (i) above. Assets not transferred upon the close of the sale with Majestic will continue to serve as collateral after the sale.

  LEGAL MATTERS

     Central City Litigation -- On or about May 25, 2001, City of Central, Colorado ("Central City"), and certain businesses claiming to do business in Central City commenced an action, Civil Action No. 01-D-0964, in the United States District Court for the District of Colorado against the City of Black Hawk, Colorado ("Black Hawk"), certain companies alleged to do business in or about Black Hawk and various individuals.

     101 Main Street Limited Liability Company ("101 Main"), a wholly owned subsidiary of Fitzgeralds Black Hawk, Inc.-II, was named defendant in the action. The claims against all defendants, including 101 Main, are predicated on 15 U.S.C. section 1 (Restraint of Trade), 15 U.S.C. section 2 (Monopolization), 15 U.S.C. section 2 (Attempted Monopolization), Colorado Revised Statute section 6-4-104 (Restraint of Trade), violation of Colorado Revised Statute section 6-4-105 (Monopolization), Colorado Revised Statute section 6-4-105 (Attempted Monopolization), 18 U.S.C. section 1962 (Racketeering), Colorado Revised Statute section 18-17-104 (Colorado Organized Crime Control Act), intentional interference with prospective economic advantage, civil conspiracy, tortuous interference with contractual relations and inducing breach of contract. The plaintiffs in the action are seeking judgment by jury against all defendants for an amount in excess of $100.0 million. The principal cause of the action relating to 101 Main is that the defendants, including 101 Main Street Limited Liability Company, engaged in certain conduct to prevent the construction of a highway defined as the "Southern Access Road" that would provide access to travelers directly to Central City from Interstate 70 instead of requiring passage through Black Hawk.

     The complaint was filed after the commencement of the Bankruptcy Cases, and 101 Main has asserted that the action was commenced in violation of the automatic stay, Section 362(a) of the Bankruptcy Code. On June 21, 2001, the Parent filed a Notice of Pending Bankruptcy Cases and Existence of the Automatic Stay.

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     101 Main then obtained an order to show cause why Plaintiffs and their attorneys should not be held in contempt. Before the hearing, Plaintiffs amended the complaint to omit 101 Main as a defendant, and Plaintiffs filed two motions with the Bankruptcy Court, which sought (i) leave to file a late claim in the 101 Main bankruptcy case and (ii) relief from the automatic stay to add 101 Main as a party defendant to the amended complaint. The amended complaint sought damages, in an amount alleged to exceed $300,000,000, against the defendants for, among other matters, RICO and conspiracy.

     At a December 10, 2001 hearing, the Bankruptcy Court found that Plaintiffs had violated the automatic stay and denied Plaintiffs' motion for leave to file a late claim with the Bankruptcy Court. Furthermore, at this hearing the Bankruptcy Court denied Plaintiffs' motion for relief from the automatic stay to add 101 Main as a party defendant to the amended complaint, although it did allow Plaintiffs to obtain discovery from 101 Main, its agents and representatives in conjunction with the prosecution of the amended complaint against other named defendants. On March 28, 2002, the Bankruptcy Court entered its orders in this regard, which orders are now final and non-appealable.

     Other Legal Matters -- The Properties are a party to various lawsuits relating to routine matters incidental to its business. Except as noted below, the Properties do not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

     Reliance -- From April 1, 1998 through September 30, 1999, the Properties' general liability insurance and worker's compensation insurance carrier was Reliance Insurance Company ("Reliance"). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. The Properties have not incurred any material amounts for liability claims or workers compensation claims that would be subject to reimbursement by Reliance.

     However, the statute of limitation has not expired for filing claims and it is unclear at this time what the insurance coverage would be from Reliance, if any, in the event that a future claim is filed that would be large enough to result in an insurance reimbursement from Reliance, or if there is insurance coverage for an existing claim that is currently under the threshold level for reimbursement, but increases in the future to an amount eligible for reimbursement. The reimbursement threshold per claim is $25,000 and $100,000 for liability claims and worker compensation claims, respectively. At the present time, the Properties are unable to determine what effect this action may have on liability and worker's compensation claims which arose during the coverage period for which Reliance was the Properties' insurance carrier or whether any limitations on coverage would have a material adverse effect on the Properties' financial condition.

     Holiday Inn -- Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. ("Inns"), the Parent filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. Since the transactions contemplated by the Purchase Agreement were consummated on December 6, 2001, the Parent believes Inns will assert an unsecured claim in the Bankruptcy Cases based upon the liquidated damages provision of the franchise agreement (approximately $1.6 million). While the Parent would contest the allowance of such a claim by the Bankruptcy Court, the Parent cannot predict the Bankruptcy Court's ultimate resolution of such a claim.

14.  SEGMENT INFORMATION

     Until December 6, 2001, the Properties owned and operated three Fitzgeralds casino-hotels: downtown Las Vegas, Nevada; Tunica, Mississippi; and Black Hawk, Colorado. The Properties identify their business in

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

three segments based on geographic location. The Properties market in each of their segments primarily to middle-market customers, emphasizing their Fitzgeralds brand and their "Fitzgeralds Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel (except for Fitzgeralds Black Hawk) and food and beverage.

     The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. The Properties evaluate business segment performance based on EBITDA (defined below). Corporate costs are allocated to the business segment through management fees.

     Assets are principally cash and cash equivalents, property and equipment and goodwill related to the acquisition of the remaining 78% membership interest in 101 Main Street Limited Liability Company. No single customer accounts for more than 10% of revenue.

     A summary of the Properties' operations by business segment for 1999, 2000 and 2001 is presented below:

                                                                                  FOR THE
                                                                             PERIOD JANUARY 1,
                                                   YEAR ENDED DECEMBER 31,     2001 THROUGH
                                                   -----------------------      DECEMBER 6,
                                                      1999         2000            2001
                                                   ----------   ----------   -----------------
                                                                 (IN THOUSANDS)
Net operating revenues:
  Fitzgeralds Las Vegas..........................   $ 50,910     $ 52,139        $ 49,435
  Fitzgeralds Tunica.............................     69,582       75,062          76,713
  Fitzgeralds Black Hawk.........................     32,284       32,537          31,511
                                                    --------     --------        --------
     Total.......................................   $152,776     $159,738        $157,659
                                                    ========     ========        ========
Income (loss) from operations:
  Fitzgeralds Las Vegas..........................   $ (1,115)    $     (7)       $(23,618)
  Fitzgeralds Tunica.............................      5,321        9,018          42,033
  Fitzgeralds Black Hawk(1)......................      7,517        6,385           7,027
                                                    --------     --------        --------
     Total.......................................   $ 11,723     $ 15,396        $ 25,442
                                                    ========     ========        ========
Reconciliation of total business segment
  operating income to combined net income (loss)
  before income tax and extraordinary item:
  Total segment operating income.................   $ 11,723     $ 15,396        $ 25,442
  Interest income................................        130          167              38
  Interest expense...............................       (210)         (71)            (40)
  Interest expense -- related party..............    (27,990)     (26,031)             --
  Other, net.....................................         99            4             (81)
                                                    --------     --------        --------
     Net income (loss) before income tax.........   $(16,248)    $(10,535)       $ 25,359
                                                    ========     ========        ========
EBITDA(2):
  Fitzgeralds Las Vegas(3).......................   $  2,594     $  3,692        $(23,618)
  Fitzgeralds Tunica.............................     11,553       15,253          42,198
  Fitzgeralds Black Hawk.........................      9,303        8,138           7,027
                                                    --------     --------        --------
     Total.......................................   $ 23,450     $ 27,083        $ 25,607
                                                    ========     ========        ========

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                  FOR THE
                                                                             PERIOD JANUARY 1,
                                                   YEAR ENDED DECEMBER 31,     2001 THROUGH
                                                   -----------------------      DECEMBER 6,
                                                      1999         2000            2001
                                                   ----------   ----------   -----------------
                                                                 (IN THOUSANDS)
Segment depreciation and amortization:
  Fitzgeralds Las Vegas..........................   $  3,709     $  3,698        $     --
  Fitzgeralds Tunica.............................      6,231        6,235              --
  Fitzgeralds Black Hawk.........................      1,786        1,755              --
                                                    --------     --------        --------
     Total.......................................   $ 11,726     $ 11,688        $     --
                                                    ========     ========        ========
Expenditures for additions to long-lived assets:
  Fitzgeralds Las Vegas..........................   $  1,635     $  1,619        $    249
  Fitzgeralds Tunica.............................      2,393        6,199             627
  Fitzgeralds Black Hawk.........................        687        1,518             178
                                                    --------     --------        --------
     Total.......................................   $  4,715     $  9,336        $  1,054
                                                    ========     ========        ========

                                                                 AS OF          AS OF
                                                              DECEMBER 31,   DECEMBER 6,
                                                                  2000          2001
                                                              ------------   -----------
                                                                    (IN THOUSANDS)
Segment assets:
  Fitzgeralds Las Vegas.....................................    $ 42,657       $ 1,789
  Fitzgeralds Tunica........................................      65,943        15,547
  Fitzgeralds Black Hawk....................................      38,728         5,024
                                                                --------       -------
     Total..................................................     147,328        22,360
  Less: inter-company.......................................          (8)           13
                                                                --------       -------
     Total..................................................    $147,320       $22,373
                                                                ========       =======

---------------

(1) Includes write-down of assets of $13.0 million in 2001 at Fitzgeralds Black Hawk.

(2) EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Properties' financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Properties' operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3) Fitzgeralds Las Vegas invested $0.8 million, $0.9 million and $0.9 million in 2001, 2000 and 1999, respectively, in FSE. Such investment was charged against earnings as a selling, general and administrative expense.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
           SUPPLEMENTAL COMBINING SCHEDULE -- STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                      101 MAIN STREET
                                  FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES     COMBINED TOTAL
                                ---------------   -----------------   ---------------   -----------   --------------
OPERATING REVENUES:
  Casino......................    $38,129,610       $ 65,676,465        $35,122,740        $  --       $138,928,815
  Food and beverage...........      8,502,928          7,936,527          2,289,609           --         18,729,064
  Rooms.......................      8,465,897          7,827,721                 --           --         16,293,618
  Other.......................      1,808,135          1,195,908            281,164           --          3,285,207
                                  -----------       ------------        -----------        -----       ------------
         Total................     56,906,570         82,636,621         37,693,513           --        177,236,704
  Less promotional
    allowances................      5,996,339         13,054,629          5,409,080           --         24,460,048
                                  -----------       ------------        -----------        -----       ------------
         Net..................     50,910,231         69,581,992         32,284,433           --        152,776,656
                                  -----------       ------------        -----------        -----       ------------
OPERATING COSTS AND EXPENSES:
  Casino......................     19,583,057         31,027,932         13,535,985           --         64,146,974
  Food and beverage...........      7,695,608          2,929,046          1,168,417           --         11,793,071
  Rooms.......................      6,101,345          4,599,896                 --           --         10,701,241
  Other.......................        906,070            386,663            584,297           --          1,877,030
  Selling, general and
    administrative............     14,029,853         19,085,794          7,693,145                      40,808,792
  Depreciation and
    amortization..............      3,709,225          6,231,109          1,785,751           --         11,726,085
                                  -----------       ------------        -----------        -----       ------------
         Total................     52,025,158         64,260,440         24,767,595           --        141,053,193
                                  -----------       ------------        -----------        -----       ------------
INCOME (LOSS) FROM
  OPERATIONS..................     (1,114,927)         5,321,552          7,516,838                      11,723,463
OTHER INCOME (EXPENSE):
  Interest income.............         43,422             67,221             19,011           --            129,654
  Interest expense............       (120,596)           (65,291)           (24,427)          --           (210,314)
  Interest expense -- related
    party.....................     (7,951,662)       (12,722,660)        (7,315,529)          --        (27,989,851)
  Other, net..................        100,606                 --             (1,594)          --             99,012
                                  -----------       ------------        -----------        -----       ------------
INCOME (LOSS) BEFORE INCOME
  TAXES.......................     (9,043,157)        (7,399,178)           194,299           --        (16,248,036)
INCOME TAX (PROVISION)
  BENEFIT.....................             --                 --                 --           --                 --
                                  -----------       ------------        -----------        -----       ------------
NET INCOME (LOSS).............    $(9,043,157)      $ (7,399,178)       $   194,299        $  --       $(16,248,036)
                                  ===========       ============        ===========        =====       ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                              101 MAIN STREET
                                          FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING
                                        LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES     COMBINED TOTAL
                                        ---------------   -----------------   ---------------   -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................    $(9,043,157)       $(7,399,178)       $  194,299         $           $(16,248,036)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization.....      3,709,225          6,231,109         1,785,751            --         11,726,085
    Other.............................        (59,626)                --             1,594            --            (58,032)
    (Increase) decrease in accounts
      receivable, net.................        100,735            113,972           (78,617)           --            136,090
    Increase in inventories...........        (80,012)           (23,278)          (32,376)           --           (135,666)
    (Increase) decrease in prepaid
      expenses........................       (380,727)           (54,012)           33,631            --           (401,108)
    (Increase) decrease in other
      assets..........................         41,423           (190,879)           19,365            --           (130,091)
    Increase (decrease) in accounts
      payable.........................     (1,096,585)        (1,453,520)           38,267            --         (2,511,838)
    Increase (decrease) in accrued and
      other liabilities...............       (355,418)         1,031,932          (226,009)           --            450,505
    Increase (decrease) in amounts due
      to related parties, net.........     10,196,712          5,808,510           (59,877)           --         15,945,345
                                          -----------        -----------        ----------         -----       ------------
         Net cash provided by
           operating activities.......      3,032,570          4,064,656         1,676,028            --          8,773,254
                                          -----------        -----------        ----------         -----       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets........         59,626                 --            18,100            --             77,726
  Acquisition of property and
    equipment.........................     (1,568,093)        (2,090,648)         (686,847)           --         (4,345,588)
                                          -----------        -----------        ----------         -----       ------------
         Net cash used in investing
           activities.................     (1,508,467)        (2,090,648)         (668,747)           --         (4,267,862)
                                          -----------        -----------        ----------         -----       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.........     (1,511,339)          (891,606)         (572,677)           --         (2,975,622)
                                          -----------        -----------        ----------         -----       ------------
         Net cash used in financing
           activities.................     (1,511,339)          (891,606)         (572,677)           --         (2,975,622)
                                          -----------        -----------        ----------         -----       ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS.........................         12,764          1,082,402           434,604            --          1,529,770
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR.............................      3,113,838          4,104,073         1,530,344            --          8,748,255
                                          -----------        -----------        ----------         -----       ------------
CASH AND CASH EQUIVALENTS, END OF
  YEAR................................    $ 3,126,602        $ 5,186,475        $1,964,948         $  --       $ 10,278,025
                                          ===========        ===========        ==========         =====       ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
          SUPPLEMENTAL COMBINING SCHEDULE -- BALANCE SHEET INFORMATION
                              AT DECEMBER 31, 2000

                                                                       101 MAIN STREET
                                   FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                 LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                 ---------------   -----------------   ---------------   -----------   ------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....   $  1,068,324       $    684,394        $ 1,087,293      $            $  2,840,011
  Prepaid expenses:............                                                                 --
    Gaming taxes...............        237,196             28,185                 --            --          265,381
    Other......................        133,269            176,266             56,777            --          366,312
                                  ------------       ------------        -----------      --------     ------------
         Total current
           assets..............      1,438,789            888,845          1,144,070            --        3,471,704
                                  ------------       ------------        -----------      --------     ------------
OTHER ASSETS:
  Net assets held for sale.....     40,704,997         65,054,132         37,583,761            --      143,342,890
  Restricted cash..............        500,000                 --                 --            --          500,000
  Long-term accounts
    receivable -- related
    parties....................         13,033                 --                 --        (7,724)(a)        5,309
                                  ------------       ------------        -----------      --------     ------------
         Total other assets....     41,218,030         65,054,132         37,583,761        (7,724)     143,848,199
                                  ------------       ------------        -----------      --------     ------------
TOTAL..........................   $ 42,656,819       $ 65,942,977        $38,727,831      $ (7,724)    $147,319,903
                                  ============       ============        ===========      ========     ============

                                     LIABILITIES AND STOCKHOLDER'S DEFICIENCY
LIABILITIES NOT SUBJECT TO
  COMPROMISE
CURRENT LIABILITIES:
  Payroll and related..........   $    118,409       $    305,652        $    67,194      $     --     $    491,255
                                  ------------       ------------        -----------      --------     ------------
         Total liabilities not
           subject to
           compromise..........        118,409            305,652             67,194            --          491,255
LIABILITIES SUBJECT TO
  COMPROMISE...................     88,396,939         96,492,176         40,992,105        (7,724)(b)  225,873,496
                                  ------------       ------------        -----------      --------     ------------
         Total liabilities.....     88,515,348         96,797,828         41,059,299        (7,724)     226,364,751
                                  ------------       ------------        -----------      --------     ------------
STOCKHOLDER'S DEFICIENCY.......    (45,858,529)       (30,854,851)        (2,331,468)           --      (79,044,848)
                                  ------------       ------------        -----------      --------     ------------
TOTAL..........................   $ 42,656,819       $ 65,942,977        $38,727,831      $ (7,724)    $147,319,903
                                  ============       ============        ===========      ========     ============

---------------

(a) To eliminate intercompany accounts and notes receivable.

(b) To eliminate intercompany accounts and notes payable.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

           SUPPLEMENTAL COMBINING SCHEDULE -- STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                 101 MAIN STREET
                             FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                           LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                           ---------------   -----------------   ---------------   -----------   ------------
OPERATING REVENUES:
  Casino.................    $38,476,427        $73,506,899        $36,793,529        $  --      $148,776,855
  Food and beverage......      8,541,003          8,658,645          2,386,565           --        19,586,213
  Rooms..................      8,452,168          8,147,904                 --           --        16,600,072
  Other..................      2,246,343            977,444            306,245           --         3,530,032
                             -----------        -----------        -----------        -----      ------------
          Total..........     57,715,941         91,290,892         39,486,339           --       188,493,172
     Less promotional
       allowances........      5,576,597         16,229,247          6,949,780           --        28,755,624
                             -----------        -----------        -----------        -----      ------------
          Net............     52,139,344         75,061,645         32,536,559           --       159,737,548
                             -----------        -----------        -----------        -----      ------------
OPERATING COSTS AND
  EXPENSES:
  Casino.................     19,945,222         34,163,968         15,004,089           --        69,113,279
  Food and beverage......      7,487,388          3,241,141            780,436           --        11,508,965
  Rooms..................      6,672,465          4,231,886                 --           --        10,904,351
  Other..................        756,129            377,204            583,849           --         1,717,182
  Selling, general and
     administrative......     13,586,618         17,757,582          8,026,758                     39,370,958
  Depreciation and
     amortization........      3,698,468          6,234,911          1,754,585           --        11,687,964
  Reorganization items...             --             37,015              1,952           --            38,967
                             -----------        -----------        -----------        -----      ------------
          Total..........     52,146,290         66,043,707         26,151,669           --       144,341,666
                             -----------        -----------        -----------        -----      ------------
INCOME (LOSS) FROM
  OPERATIONS.............         (6,946)         9,017,938          6,384,890                     15,395,882
OTHER INCOME (EXPENSE):
  Interest income........         49,433             88,699             29,314           --           167,446
  Interest expense.......        (52,923)           (16,561)            (1,898)          --           (71,382)
  Interest expense --
     related party.......     (7,386,790)       (11,848,387)        (6,795,846)                   (26,031,023)
  Other, net.............         48,943            (44,450)                --                          4,493
                             -----------        -----------        -----------        -----      ------------
NET LOSS.................    $(7,348,283)       $(2,802,761)       $  (383,540)       $  --      $(10,534,584)
                             ===========        ===========        ===========        =====      ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

           SUPPLEMENTAL COMBINING SCHEDULE -- STATEMENT OF CASH FLOWS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                     ---------------   -----------------   ---------------   -----------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss.........................    $(7,348,283)       $(2,802,761)       $  (383,540)       $          $(10,534,584)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and
      amortization.................      3,698,468          6,234,911          1,754,585           --        11,687,964
    Reorganization items incurred
      in connection with Chapter 11
      and related legal
      proceedings..................             --             37,015              1,952           --            38,967
    Other..........................         (7,963)            44,450                 --           --            36,487
    (Increase) decrease in accounts
      receivable, net..............       (295,349)           (13,680)            75,670           --          (233,359)
    (Increase) decrease in
      inventories..................        146,770            (57,423)             9,182           --            98,529
    (Increase) decrease in prepaid
      expenses.....................       (365,739)             6,734           (133,961)          --          (492,966)
    (Increase) decrease in other
      assets.......................         17,285            (14,950)          (141,363)          --          (139,028)
    Decrease in accounts payable...       (746,909)          (429,695)          (231,515)          --        (1,408,119)
    Decrease in accrued and other
      liabilities..................       (232,349)        (1,864,197)           (28,432)          --        (2,124,978)
    Increase in amounts due to
      related parties, net.........      7,599,558          6,067,908          1,466,808                     15,134,274
    Increase in liabilities subject
      to compromise................         33,677             65,267              7,733                        106,677
                                       -----------        -----------        -----------        -----      ------------
    Net cash provided by operating
      activities before
      reorganization items.........      2,499,166          7,273,579          2,397,119           --        12,169,864
    Reorganization items incurred
      in connection with Chapter 11
      and related legal
      proceedings..................             --            (37,015)            (1,952)          --           (38,967)
                                       -----------        -----------        -----------        -----      ------------
         Net cash provided by
           operating activities....      2,499,166          7,236,564          2,395,167           --        12,130,897
                                       -----------        -----------        -----------        -----      ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of assets.....          7,963                 --                500           --             8,463
  Acquisition of property and
    equipment......................     (1,250,139)        (6,243,359)        (1,518,444)          --        (9,011,942)
                                       -----------        -----------        -----------        -----      ------------
         Net cash used in investing
           activities..............     (1,242,176)        (6,243,359)        (1,517,944)          --        (9,003,479)
                                       -----------        -----------        -----------        -----      ------------

                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                     ---------------   -----------------   ---------------   -----------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Repayment of long-term debt......       (232,872)          (220,688)                --           --          (453,560)
                                       -----------        -----------        -----------        -----      ------------
         Net cash used in financing
           activities..............       (232,872)          (220,688)                --           --          (453,560)
                                       -----------        -----------        -----------        -----      ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS......................      1,024,118            772,517            877,223           --         2,673,858
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR................      3,126,602          5,186,475          1,964,948           --        10,278,025
INCREASE IN CASH AND CASH
  EQUIVALENTS INCLUDED IN NET
  ASSETS HELD FOR SALE.............     (3,082,396)        (5,274,598)        (1,754,878)          --       (10,111,872)
                                       -----------        -----------        -----------        -----      ------------
CASH AND CASH EQUIVALENTS, END OF
  YEAR.............................    $ 1,068,324        $   684,394        $ 1,087,293        $  --      $  2,840,011
                                       ===========        ===========        ===========        =====      ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

          SUPPLEMENTAL COMBINING SCHEDULE -- BALANCE SHEET INFORMATION
                              AT DECEMBER 6, 2001

                                                                         101 MAIN STREET
                                     FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING      COMBINED
                                   LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES         TOTAL
                                   ---------------   -----------------   ---------------   -----------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......   $    726,021        $ 2,388,390        $  648,155        $            $  3,762,566
  Accounts receivable, net.......          3,963            192,532            29,000                          225,495
  Prepaid expenses:
    Gaming taxes.................        783,392             32,360             1,838                          817,590
    Other........................        275,749            309,651           194,838                          780,238
                                    ------------        -----------        ----------        -------      ------------
      Total current assets.......      1,789,125          2,922,933           873,831             --         5,585,889
                                    ------------        -----------        ----------        -------      ------------
OTHER ASSETS:
  Accounts receivable -- related
    parties......................             --         12,599,516         4,149,702         13,076(a)     16,762,294
  Other assets...................             --             25,000                --                           25,000
                                    ------------        -----------        ----------        -------      ------------
      Total other assets.........             --         12,624,516         4,149,702         13,076        16,787,294
                                    ------------        -----------        ----------        -------      ------------
TOTAL............................   $  1,789,125        $15,547,449        $5,023,533        $13,076      $ 22,373,183
                                    ============        ===========        ==========        =======      ============

                                                 LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES NOT SUBJECT TO
  COMPROMISE
CURRENT LIABILITIES:
  Accounts payable...............   $    166,073        $        --        $       --        $            $    166,073
  Due to Majestic................      2,405,289          1,716,150          (321,439)                       3,800,000
  Accrued and other:
    Payroll and related..........        204,835            486,628           227,680                          919,143
    Other........................         76,034             98,912            89,786                          264,732
                                    ------------        -----------        ----------        -------      ------------
      Total current
         liabilities.............      2,852,231          2,301,690            (3,973)            --         5,149,948
                                    ------------        -----------        ----------        -------      ------------
NOTE PAYABLE -- RELATED PARTY....        215,749                 --                --         13,076(a)        228,825
                                    ------------        -----------        ----------        -------      ------------
      Total liabilities not
         subject to compromise...      3,067,980          2,301,690            (3,973)        13,076         5,378,773
LIABILITIES SUBJECT TO
  COMPROMISE.....................     68,245,167          2,071,002           364,293                       70,680,462
                                    ------------        -----------        ----------        -------      ------------
      Total liabilities..........     71,313,147          4,372,692           360,320         13,076        76,059,235
                                    ------------        -----------        ----------        -------      ------------
STOCKHOLDER'S DEFICIENCY.........    (69,524,022)        11,174,757         4,663,213             --       (53,686,052)
                                    ------------        -----------        ----------        -------      ------------
TOTAL............................   $  1,789,125        $15,547,449        $5,023,533        $13,076      $ 22,373,183
                                    ============        ===========        ==========        =======      ============

---------------

(a) To eliminate intercompany accounts and notes receivable/payable.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

           SUPPLEMENTAL COMBINING SCHEDULE -- STATEMENT OF OPERATIONS INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001

                                                                            101 MAIN STREET
                                        FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                      LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                      ---------------   -----------------   ---------------   -----------   ------------
OPERATING REVENUES:
  Casino............................   $ 37,401,549       $ 77,462,357       $ 35,806,661                   $150,670,567
  Food and beverage.................      7,619,373          8,480,323          2,265,547                     18,365,243
  Rooms.............................      7,421,444          7,620,756                 --                     15,042,200
  Other.............................      2,150,660          1,114,620            280,058                      3,545,338
                                       ------------       ------------       ------------         ---       ------------
      Total.........................     54,593,026         94,678,056         38,352,266          --        187,623,348
Less promotional allowances.........      5,157,564         17,965,548          6,840,890                     29,964,002
                                       ------------       ------------       ------------         ---       ------------
      Net...........................     49,435,462         76,712,508         31,511,376          --        157,659,346
                                       ------------       ------------       ------------         ---       ------------
OPERATING COSTS AND EXPENSES:
  Casino............................     19,802,333         35,536,411         14,419,043                     69,757,787
  Food and beverage.................      6,692,684          3,041,117            891,216                     10,625,017
  Rooms.............................      6,357,318          3,461,234                 --                      9,818,552
  Other.............................        582,166            440,179            634,920                      1,657,265
  Selling, general and
    administrative..................     13,792,262         16,194,550          7,865,398          --         37,852,210
  Depreciation and amortization.....             --                 --                 --                             --
  Reorganization items..............     25,826,705        (23,994,013)       (12,331,767)                   (10,499,075)
  Write-down of assets..............                                           13,005,582                     13,005,582
                                       ------------       ------------       ------------         ---       ------------
      Total.........................     73,053,468         34,679,478         24,484,392          --        132,217,338
                                       ------------       ------------       ------------         ---       ------------
INCOME (LOSS) FROM OPERATIONS.......    (23,618,006)        42,033,030          7,026,984          --         25,442,008
OTHER INCOME (EXPENSE)
  Interest income...................         38,407                 --                 --                         38,407
  Interest expense..................        (34,637)            (5,322)                --                        (39,959)
  Other, net........................        (51,258)             1,900            (32,302)         --            (81,660)
                                       ------------       ------------       ------------         ---       ------------
NET INCOME (LOSS)...................   $(23,665,494)      $ 42,029,608       $  6,994,682         $--       $ 25,358,796
                                       ============       ============       ============         ===       ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

           SUPPLEMENTAL COMBINING SCHEDULE -- STATEMENT OF CASH FLOWS INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001

                                                                                     101 MAIN STREET
                                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                               LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                               ---------------   -----------------   ---------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................   $(23,665,494)      $ 42,029,608       $  6,994,682         $--       $ 25,358,796
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
Write-down of assets.........................             --                 --         13,005,582                     13,005,582
(Gain) loss on sale of assets to Majestic....     25,290,831        (24,079,205)       (12,333,437)                   (11,121,811)
Reorganization items incurred in connection
  with Chapter 11 and related legal
  proceedings................................        535,874             85,192              1,670                        622,736
Other........................................         89,632             (1,900)            28,707          --            116,439
(Increase) decrease in accounts receivable,
  net........................................         36,093            (24,085)           (54,079)                       (42,071)
Decrease in amounts due to related parties,
  net........................................     (8,418,141)       (22,898,876)        (9,087,324)         --        (40,404,341)
(Increase) decrease in inventories...........         66,699             28,960            (29,611)                        66,048
(Increase) decrease in prepaid expenses......        424,323            (65,417)          (102,921)                       255,985
(Increase) decrease in other assets..........         34,204             (7,089)                --                         27,115
Increase (decrease) in accounts payable......        799,009           (451,016)          (107,187)                       240,806
Increase (decrease) in due to Majestic.......      2,405,290          1,716,150           (321,440)                     3,800,000
Increase (decrease) in liabilities subject to
  compromise.................................         16,298            125,805              7,732                        149,835
Increase (decrease) in accrued and other
  liabilities................................        (87,589)           756,736            (44,678)                       624,469
                                                ------------       ------------       ------------         ---       ------------
Net cash used in operating activities before
  reorganizational items.....................     (2,472,971)        (2,785,137)        (2,042,304)                    (7,300,412)
Reorganization items:
Interest received on cash accumulated because
  of the bankruptcy proceedings..............             --            119,848             51,594                        171,442
Professional fees paid for services rendered
  in connection with the bankruptcy
  proceedings................................        (25,128)                --            (13,264)                       (38,392)
Other reorganization items incurred in
  connection with Chapter 11 and related
  legal proceedings..........................       (510,746)          (205,040)           (40,000)                      (755,786)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in operating activities........     (3,008,845)        (2,870,329)        (2,043,974)         --         (7,923,148)
                                                ------------       ------------       ------------         ---       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets................             --                 --             28,250                         28,250
Acquisition of property and equipment........       (248,581)          (627,258)          (178,292)                    (1,054,131)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in investing activities........       (248,581)          (627,258)          (150,042)         --         (1,025,881)
                                                ------------       ------------       ------------         ---       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................       (167,273)           (73,015)                --                       (240,288)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in financing activities........       (167,273)           (73,015)                --          --           (240,288)
                                                ------------       ------------       ------------         ---       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS....     (3,424,699)        (3,570,602)        (2,194,016)                    (9,189,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.....................................      1,068,324            684,394          1,087,293                      2,840,011
INCREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE.......      3,082,396          5,274,598          1,754,878                     10,111,872
                                                ------------       ------------       ------------         ---       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....   $    726,021       $  2,388,390       $    648,155         $--       $  3,762,566
                                                ============       ============       ============         ===       ============

                                                                     SCHEDULE II


           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                  AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                   COMBINED VALUATION AND QUALIFYING ACCOUNTS



                                                               ADDITIONS
                                               BALANCE AT     CHARGED TO
                                              BEGINNING OF     COSTS AND                         BALANCE AT
DESCRIPTION                                      PERIOD        EXPENSES       DEDUCTIONS(1)    END OF PERIOD
------------------------------------------    ------------    ----------      -------------    -------------
Allowance for doubtful accounts receivable
Period from
  January 1, 2001 to
  December 6, 2001........................     $ 210,586       $ 209,983       $(223,670)       $ 196,899
Year ended December 31, 2000..............       356,397          98,242        (244,053)         210,586
Year ended December 31, 1999..............       291,925         414,716        (350,244)         356,397

--------------------
(1) Write-offs of uncollectible accounts receivable, net of recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on July 26, 2002.

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

                                  EXHIBIT INDEX

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