Form 10-Q/A
period 2002-03-31
MAJESTIC INVESTOR HOLDINGS LLC; MAJESTIC INVESTOR CAPITAL CORP
filed 2002-07-26
CIK 1164766, 1164765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q/A

                               AMENDMENT NO. 1 TO

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
Not applicable                      Not applicable


                               EXPLANATORY NOTE

The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. Financial statements for the acquired business were not available when the Registrant filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. In order to comply with Rule 3-02 of Regulation S-X, this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 is being filed to include such financial statements in Item 1 of this Report and to reference such financial data in Item 2 of this Report.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                                      Index


PART I    FINANCIAL INFORMATION                                                 Page No.
                                                                                --------
     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001 ...............................................1

             Consolidated Statements of Operations for the three months ended March 31, 2002 and for the quarter ended April 1, 2001 ........2

             Consolidated Statement of Cash Flows for the three months
              ended March 31, 2002 and for the quarter ended April 1, 2001 ........3

             Notes to Financial Statements ........................................4

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................................18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........25


PART II   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ....................................25

SIGNATURES .......................................................................26

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

                        MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                SUCCESSOR       PREDECESSOR
                                                              --------------   -------------
                                                              FOR THE THREE       FOR THE
                                                               MONTHS ENDED    QUARTER ENDED
                                                                MARCH 31,        APRIL 1,
                                                                   2002            2001
                                                              --------------   -------------
REVENUES:
  Casino....................................................   $42,354,751      $40,978,430
  Rooms.....................................................     4,088,511        4,234,563
  Food and beverage.........................................     5,096,101        5,135,856
  Other.....................................................       888,490        1,030,705
                                                               -----------      -----------
     Gross revenues.........................................    52,427,853       51,379,554
     Less promotional allowances............................    (9,115,301)      (7,959,294)
                                                               -----------      -----------
     Net revenues...........................................    43,312,552       43,420,260
                                                               -----------      -----------
COSTS AND EXPENSES:
  Casino....................................................    15,839,779       18,248,135
  Rooms.....................................................     3,412,439        2,919,557
  Food and beverage.........................................     6,294,634        2,696,185
  Other.....................................................       512,960          399,494
  Selling, general and administrative.......................     8,369,257       10,450,784
  Depreciation and amortization.............................     3,387,015               --
  Reorganization items......................................            --            6,319
  Pre-opening expenses......................................         7,287               --
                                                               -----------      -----------
     Total costs and expenses...............................    37,823,371       34,720,474
                                                               -----------      -----------
     Operating income.......................................     5,489,181        8,699,786
                                                               -----------      -----------
OTHER INCOME (EXPENSE):
  Gain on sale of assets....................................         6,542            3,713
  Interest income...........................................        31,608           13,379
  Interest expense..........................................    (4,515,387)         (16,722)
  Other non-operating income (expense)......................       (17,492)          10,245
                                                               -----------      -----------
     Total other income (expense)...........................    (4,494,729)          10,615
                                                               -----------      -----------
     Net income.............................................   $   994,452      $ 8,710,401
                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SUCCESSOR       PREDECESSOR
                                                              --------------   -------------
                                                              FOR THE THREE       FOR THE
                                                               MONTHS ENDED    QUARTER ENDED
                                                                MARCH 31,        APRIL 1,
                                                                   2002            2001
                                                              --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $   994,452      $ 8,710,401
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     2,362,841               --
  Amortization..............................................     1,024,174               --
  Gain on sale of assets....................................        (6,542)          (3,713)
  (Increase) decrease in accounts receivable................       (78,072)          16,506
  Decrease in inventories...................................        71,082            6,947
  (Increase) decrease in prepaid expenses...................      (369,346)         228,380
  (Increase) decrease in other assets.......................      (604,976)          34,424
  (Increase) decrease in accounts payable...................      (396,241)         924,469
  Decrease in related party payables........................       (32,060)      (8,600,296)
  Increase in accrued interest..............................     4,437,005               --
  (Increase) decrease in other accrued liabilities..........      (436,727)        (415,302)
  Decrease in liabilities subject to compromise.............            --         (391,430)
                                                               -----------      -----------
    Net cash provided by operating activities before
     reorganization items...................................     6,965,590          510,386
                                                               -----------      -----------
REORGANIZATION ITEMS:
  Interest received on cash accumulated because of the
    bankruptcy proceedings..................................            --               36
  Other reorganization items incurred in connection with
    Chapter 11 and related legal proceedings................            --              (43)
                                                               -----------      -----------
Net cash provided by operating activities...................     6,965,590          510,379
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and vessel
  improvements..............................................    (1,171,782)        (418,191)
Payment of acquisition related costs........................      (796,649)              --
Proceeds from sale of equipment.............................         6,542            3,713
                                                               -----------      -----------
    Net cash used investing activities......................    (1,961,889)        (414,478)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit, net.........................................    (4,800,000)              --
Payment of 11.653% Senior Secured Notes issuance costs......      (505,136)              --
Cash paid to reduce long-term debt..........................       (55,182)         (86,712)
Cash advances to/from affiliates............................       164,570               --
Distribution to Barden Development, Inc. ...................      (188,242)              --
                                                               -----------      -----------
    Net cash used in financing activities...................    (5,383,990)         (86,712)
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents........      (380,289)           9,189
Cash and cash equivalents, beginning of period..............    17,704,815        2,840,011
                                                               -----------      -----------
Decrease in cash and cash equivalents included in net assets
  held for sale.............................................            --            9,930
Cash and cash equivalents, end of period....................   $17,324,526      $ 2,859,130
                                                               ===========      ===========

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

                        MAJESTIC INVESTOR HOLDINGS, LLC

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

NOTE 4.  ACQUISITIONS

     On December 6, 2001, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. The purchase and sale agreement dated November
22, 2000 included a provision whereby the purchase price of $149.0 million was subject to adjustment in certain circumstances including an adjustment related to the working capital of the acquired properties at the date of acquisition. Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million purchase price reduction, on May 9, 2002 based upon a negotiated settlement of the value of working capital at December 6, 2001. The Company will record this amount as a reduction of goodwill in the second quarter of 2002. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

     The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.

                                                              AT DECEMBER 6,
                                                                   2001
                                                              --------------
                                                              (IN MILLIONS)
Current assets..............................................      $ 12.2
Property and equipment......................................       122.9
Intangible assets...........................................        19.4
Goodwill....................................................        10.6
Other noncurrent assets.....................................         2.0
                                                                  ------
     Total assets acquired..................................       167.1
Current liabilities.........................................        14.0
Other noncurrent liabilities................................         0.4
                                                                  ------
     Total liabilities assumed..............................        14.4
                                                                  ------
Net.........................................................      $152.7
                                                                  ======

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

                        MAJESTIC INVESTOR HOLDINGS, LLC

NOTE 5.  OTHER INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of March 31, 2002, are as follows:

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                    (IN THOUSANDS)
Amortized intangible assets:
  Customer relationships...................................     $ 9,800          $(390)
  Tradename................................................       3,700           (117)
  Riverboat excursion license..............................         700             --
                                                                -------          -----
  Total....................................................     $14,200          $(507)
                                                                =======          =====
Unamortized intangible assets:
  Gaming license...........................................     $ 5,200
                                                                -------
  Total....................................................     $ 5,200
                                                                =======

     The amortization expense recorded on the intangible assets for the three months ended March 31, 2002 was $0.4 million. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

FOR THE YEAR ENDED DECEMBER 31,
-------------------------------                                (IN THOUSANDS)
2002........................................................       $1,595
2003........................................................       $1,642
2004........................................................       $1,642
2005........................................................       $1,642
2006........................................................       $1,642

NOTE 6.  GOODWILL

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                               (IN THOUSANDS)
Balance as of January 1, 2002...............................      $10,602
Goodwill acquired...........................................          296
                                                                  -------
Balance as of March 31, 2002................................      $10,898
                                                                  =======

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

     The Company identifies its business in three segments based on geographic location. The Properties market in each of their segments primarily to middle-income guests, emphasizing their Fitzgeralds brand and

                        MAJESTIC INVESTOR HOLDINGS, LLC
their "Fitzgerald Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel rooms (except in Black Hawk, Colorado) and food and beverage.

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

     A summary of the Properties' operations by business segment for the three months ended March 31, 2002 and for the quarter ended April 1, 2001 is presented below:



                                                                       Successor              Predecessor
                                                                       ---------             -----------
                                                                    For the Three
                                                                     Months ended          For the Quarter
                                                                    March 31, 2002       ended April 1, 2001
                                                                    --------------       -------------------
                                                                                 (In thousands)
Net revenues:
         Fitzgeralds Tunica........................................      $22,250               $ 21,236
         Fitzgeralds Black Hawk....................................        8,005                  7,875
         Fitzgeralds Las Vegas.....................................       13,058                 14,309
                                                                        --------               --------
            Total..................................................     $ 43,313               $ 43,420
                                                                        ========               ========
Income (loss) from operations:
         Fitzgeralds Tunica........................................     $  4,628               $  5,442
         Fitzgeralds Black Hawk....................................        1,259                  1,594
         Fitzgeralds Las Vegas.....................................          240                  1,664
         Unallocated and other(1)..................................         (638)                    --
                                                                        --------               --------
            Total..................................................     $  5,489               $  8,700
                                                                        ========               ========
Segment depreciation and amortization:
         Fitzgeralds Tunica........................................     $  1,780               $     --
         Fitzgeralds Black Hawk....................................          364                     --
         Fitzgeralds Las Vegas.....................................          617                     --
         Unallocated and other(1)..................................          626                     --
                                                                        --------               --------
            Total..................................................     $  3,387               $     -- (2)
                                                                        ========               ========
Expenditures for additions to long-lived assets:
         Fitzgeralds Tunica........................................     $    513               $    247
         Fitzgeralds Black Hawk....................................          104                     59
         Fitzgeralds Las Vegas.....................................          555                    112
                                                                        --------               --------
            Total..................................................     $  1,172               $    418
                                                                        ========               ========
Segment assets:
         Fitzgeralds Tunica........................................     $ 89,921               $ 71,342
         Fitzgeralds Black Hawk....................................       30,234                 38,409
         Fitzgeralds Las Vegas.....................................       45,597                 41,441
         Unallocated and other(1)..................................       17,099                     --
                                                                        --------               --------
            Total..................................................     $182,851               $151,192
                                                                        ========               ========

---------------

(1)Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

(2)Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi Inc. and 101 Main Street Limited Liability Company discontinued recording depreciation and amortization of their property and equipment and interest on the senior secured notes subsequent to the filing of the bankruptcy cases on December 5, 2000.

                        MAJESTIC INVESTOR HOLDINGS, LLC

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

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Condensed consolidating balance sheets as of March 31, 2002.

                                    MAJESTIC INVESTOR     GUARANTOR      ELIMINATING         TOTAL
                                      HOLDINGS, LLC     SUBSIDIARIES       ENTRIES        CONSOLIDATED
                                    -----------------   -------------   -------------     ------------
                                                ASSETS

Current Assets:
  Cash and cash equivalents.......    $  1,270,853      $  16,053,673   $          --     $ 17,324,526
  Accounts receivable (net).......       3,422,233          1,189,076      (3,223,293)(a)    1,388,016
  Inventories.....................              --            886,482              --          886,482
  Prepaid and other current
     assets.......................         705,467          1,888,596              --        2,594,063
                                      ------------      -------------   -------------     ------------
     Total current assets.........       5,398,553         20,017,827      (3,223,293)      22,193,087
                                      ------------      -------------   -------------     ------------
Property and equipment, net.......              --        121,236,901              --      121,236,901
Intangible assets, net............              --         18,892,928              --       18,892,928
Due from related parties..........     145,209,023                 --    (145,209,023)(b)           --
Other assets......................      14,923,746          5,603,863              --       20,527,609
Investment in subsidiaries........       7,076,028                 --      (7,076,028)              --
                                      ------------      -------------   -------------     ------------
     Total Assets.................    $172,607,350      $ 165,751,519   $(155,508,344)    $182,850,525
                                      ============      =============   =============     ============

                                   LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term
     debt.........................    $  1,700,000      $     136,099   $          --        1,836,099
  Accounts payable, accrued and
     other........................       6,070,253         14,639,514              --       20,709,767
                                      ------------      -------------   -------------     ------------
     Total current liabilities....       7,770,253         14,775,613              --       22,545,866
                                      ------------      -------------   -------------     ------------
Due to related parties............       6,094,291        143,679,713    (148,432,316)(b)    1,341,688
Long-term debt, net of current
  maturities......................     145,404,301            220,165              --      145,624,466
                                      ------------      -------------   -------------     ------------
     Total Liabilities............     159,268,845        158,675,491    (148,432,316)     169,512,020
Members' equity...................      13,338,505          7,076,028      (7,076,028)      13,338,505
                                      ------------      -------------   -------------     ------------
     Total Liabilities and
       Member's Equity............    $172,607,350      $ 165,751,519   $(155,508,344)    $182,850,525
                                      ============      =============   =============     ============

---------------

(a)  To eliminate intercompany receivables and payables.

(b)  To eliminate intercompany accounts and investment in subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Condensed consolidating balance sheets as of December 31, 2001.

                                    MAJESTIC INVESTOR    GUARANTOR      ELIMINATING        TOTAL
                                      HOLDINGS, LLC     SUBSIDIARIES      ENTRIES       CONSOLIDATED
                                    -----------------   ------------   -------------    ------------
                                               ASSETS
Current Assets:
  Cash and cash equivalents.......    $    498,363      $ 17,206,452   $          --     $ 17,704,815
  Accounts receivable (net).......         269,501         1,196,044            (711)(a)    1,464,834
  Inventories.....................               -           957,564              --          957,564
  Prepaid expenses and other
     current assets...............         707,467         1,303,570              --        2,011,037
                                      ------------      ------------   -------------     ------------
     Total current assets.........       1,475,331        20,663,630            (711)      22,138,250
                                      ------------      ------------   -------------     ------------
Property and equipment, net.......              --       122,427,962              --      122,427,962
Intangible assets, net............              --        19,290,753              --       19,290,753
Due from related parties..........     150,855,685                --    (150,855,685)(b)           --
Other assets......................      14,545,956         5,025,618              --       19,571,574
Investment in subsidiaries........         935,731                --        (935,731)              --
                                      ------------      ------------   -------------     ------------
     Total Assets.................    $167,812,703      $167,407,963   $(151,792,127)    $183,428,539
                                      ============      ============   =============     ============
                                  LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term
     debt.........................    $  6,500,000      $    156,574   $          --        6,656,574
  Accounts payable, accrued and
     other........................       2,526,703        15,195,545            (711)(a)   17,721,537
                                      ------------      ------------   -------------     ------------
     Total current liabilities....       9,026,703        15,352,119            (711)      24,378,111
                                      ------------      ------------   -------------     ------------
Due to related parties............       1,168,273       150,865,241    (150,855,685)(b)    1,177,829
Long-term debt, net of current
  maturities......................     145,085,432           254,872              --      145,340,304
                                      ------------      ------------   -------------     ------------
     Total Liabilities............     155,280,408       166,472,232    (150,856,396)     170,896,244
Members equity....................      12,532,295           935,731        (935,731)      12,532,295
                                      ------------      ------------   -------------     ------------
     Total Liabilities and
       Member's Equity............    $167,812,703      $167,407,963   $(151,792,127)    $183,428,539
                                      ============      ============   =============     ============

---------------

(a) To eliminate intercompany receivables and payables.

(b) To eliminate intercompany accounts and investment in subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Condensed consolidating statements of operations for the three months ended March 31, 2002.

                                         MAJESTIC INVESTOR    GUARANTOR     ELIMINATING   CONSOLIDATED
                                           HOLDINGS, LLC     SUBSIDIARIES     ENTRIES        TOTAL
                                         -----------------   ------------   -----------   ------------
REVENUES:
  Casino...............................     $        --      $42,354,751    $        --   $42,354,751
  Rooms................................              --        4,088,511             --     4,088,511
  Food and beverage....................              --        5,096,101             --     5,096,101
  Other................................              --          888,490             --       888,490
                                            -----------      -----------    -----------   -----------
     Gross revenues....................              --       52,427,853             --    52,427,853
     Less promotional allowances.......              --       (9,115,301)            --    (9,115,301)
                                            -----------      -----------    -----------   -----------
     Net revenues......................              --       43,312,552             --    43,312,552
                                            -----------      -----------    -----------   -----------
COSTS AND EXPENSES:
  Casino...............................              --       10,820,025             --    10,820,025
  Rooms................................              --        3,412,439             --     3,412,439
  Food and beverage....................              --        6,294,634             --     6,294,634
  Other................................              --          512,960             --       512,960
  Gaming taxes.........................              --        5,019,754             --     5,019,754
  Advertising and promotion............              --        1,175,555             --     1,175,555
  General and administrative...........           4,205        7,189,497             --     7,193,702
  Depreciation and amortization........         626,347        2,760,668             --     3,387,015
  Pre-opening expenses.................           7,287               --             --         7,287
                                            -----------      -----------    -----------   -----------
     Total costs and expenses..........         637,839       37,185,532             --    37,823,371
                                            -----------      -----------    -----------   -----------
     Operating income (loss)...........        (637,839)       6,127,020             --     5,489,181
                                            -----------      -----------    -----------   -----------
OTHER INCOME (EXPENSE):
  Gain on sale of assets...............              --            6,542             --         6,542
  Interest income......................          16,512           15,096             --        31,608
  Interest expense.....................      (4,507,026)          (8,361)            --    (4,515,387)
  Other non-operating expense..........         (17,492)              --             --       (17,492)
  Equity in net income of
     subsidiaries......................       6,140,297               --     (6,140,297)           --
                                            -----------      -----------    -----------   -----------
     Total other income (expense)......       1,632,291           13,277     (6,140,297)   (4,494,729)
                                            -----------      -----------    -----------   -----------
     Net income........................     $   994,452      $ 6,140,297    $(6,140,297)  $   994,452
                                            ===========      ===========    ===========   ===========

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Condensed consolidating statements of cash flows for the three months ended March 31, 2002.

                                          MAJESTIC INVESTOR    GUARANTOR     ELIMINATING    CONSOLIDATED
                                            HOLDINGS, LLC     SUBSIDIARIES     ENTRIES         TOTAL
                                          -----------------   ------------   -----------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES............................     $  (288,761)     $ 7,253,171      $ 1,180(a)   $ 6,965,590
                                             ===========      ===========      =======      ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and
     equipment..........................              --       (1,171,782)          --       (1,171,782)
  Payment of acquisition related
     costs..............................        (796,649)              --           --         (796,649)
  Proceeds from sale of equipment.......              --            6,542           --            6,542
                                             -----------      -----------      -------      -----------
  Net cash used in investing
     activities.........................        (796,649)      (1,165,240)          --       (1,961,889)
                                             -----------      -----------      -------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit, net...................      (4,800,000)              --                    (4,800,000)
  Payment of 11.653% Senior Secured
     Notes issuance costs...............        (505,136)              --           --         (505,136)
  Cash paid to reduce long-term debt....              --          (55,182)          --          (55,182)
  Cash advances to/from affiliates......       7,351,278       (7,185,528)      (1,180)(a)      164,570
  Distribution to Barden Development,
     Inc. ..............................        (188,242)              --           --         (188,242)
                                             -----------      -----------      -------      -----------
  Net cash provided by (used in)
     financing activities...............       1,857,900       (7,240,710)      (1,180)      (5,383,990)
                                             -----------      -----------      -------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................         772,490       (1,152,779)          --         (380,289)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................         498,363       17,206,452           --       17,704,815
                                             -----------      -----------      -------      -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD................................     $ 1,270,853      $16,053,673      $    --      $17,324,526
                                             ===========      ===========      =======      ===========

NOTE 10.  SUPPLEMENTAL CONSOLIDATING INFORMATION

     The following information presents consolidating balance sheets as of March 31, 2002 and consolidating statements of operations and cash flows for the three months ended March 31, 2002.

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Consolidating balance sheets as of March 31, 2002.

                                                           BARDEN          BARDEN        BARDEN
                                                        MISSISSIPPI       COLORADO       NEVADA
                                                          GAMING,          GAMING,       GAMING,
                                          PARENT            LLC              LLC           LLC        ELIMINATION    CONSOLIDATED
                                       ------------   ----------------   -----------   -----------   -------------   ------------
                                                             ASSETS

Current Assets:
  Cash and cash equivalents..........  $  1,270,853     $ 8,040,426      $ 3,081,880   $ 4,931,367   $          --   $ 17,324,526
  Accounts receivable, net...........     3,422,233         414,625           57,502       716,949      (3,223,293)     1,388,016
  Inventories........................            --         372,080          200,263       314,139              --        886,482
  Prepaid expenses...................         5,467         479,758          357,051       739,722              --      1,581,998
  Due from Seller....................            --         287,683           12,873       (30,774)             --        269,782
  Note receivable from related
    party............................       700,000              --               --            --              --        700,000
  Other..............................            --              --           42,283            --              --         42,283
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total current assets.............     5,398,553       9,594,572        3,751,852     6,671,403      (3,223,293)    22,193,087
                                       ------------     -----------      -----------   -----------   -------------   ------------
Property, equipment and barge
  improvements, net..................            --      70,584,796       21,840,764    28,811,341              --    121,236,901
Intangible assets, net...............            --       7,567,342        4,000,655     7,324,931              --     18,892,928
Goodwill.............................     7,817,775       1,696,000          499,000       885,000              --     10,897,775
Other Assets:
  Deferred financing costs, net......     7,105,971              --               --            --              --      7,105,971
  Restricted cash....................            --              --               --     1,000,000              --      1,000,000
  Investment in subsidiaries.........   152,285,051              --               --            --    (152,285,051)            --
  Other assets and deposits..........            --         478,191          141,363       904,309              --      1,523,863
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total other assets...............   159,391,022         478,191          141,363     1,904,309    (152,285,051)     9,629,834
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total Assets.....................  $172,607,350     $89,920,901      $30,233,634   $45,596,984   $(155,508,344)  $182,850,525
                                       ============     ===========      ===========   ===========   =============   ============

                                            LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term
    debt.............................  $  1,700,000     $        --      $        --   $   136,099   $          --   $  1,836,099
  Accounts payable...................            --         550,075          417,914       582,500              --      1,550,489
  Other accrued liabilities:.........            --              --               --            --              --             --
    Payroll and related..............            --       1,823,405          697,647     1,796,274              --      4,317,326
    Interest.........................     5,645,784              --               --            --              --      5,645,784
    Progressive jackpots.............            --         885,689        1,298,215       212,878              --      2,396,782
    Slot club liabilities............            --         149,998          384,556     1,842,054              --      2,376,608
    Other accrued liabilities........       424,469       1,782,493        1,297,853       917,963              --      4,422,778
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total current liabilities........     7,770,253       5,191,660        4,096,185     5,487,768              --     22,545,866
                                       ------------     -----------      -----------   -----------   -------------   ------------
Due to related parties...............     6,094,291      79,432,163       24,199,919    40,047,631    (148,432,316)     1,341,688
Long-term debt, net of current
  maturities.........................   145,404,301              --               --       220,165              --    145,624,466
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total Liabilities................   159,268,845      84,623,823       28,296,104    45,755,564    (148,432,316)   169,512,020
                                       ------------     -----------      -----------   -----------   -------------   ------------
Commitments and Contingencies

Members' Equity (Deficit):
  Members' contributions.............    13,803,192              --               --            --              --     13,803,192
  Accumulated earnings (deficit).....      (464,687)      5,297,078        1,937,530      (158,580)     (7,076,028)      (464,687)
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total members' equity
      (deficit)......................    13,338,505       5,297,078        1,937,530      (158,580)     (7,076,028)    13,338,505
                                       ------------     -----------      -----------   -----------   -------------   ------------
    Total Liabilities and Member's
      Equity (Deficit)...............  $172,607,350     $89,920,901      $30,233,634   $45,596,984   $(155,508,344)  $182,850,525
                                       ============     ===========      ===========   ===========   =============   ============

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Consolidating statements of operations for the three months ended March 31, 2002.

                                             BARDEN        BARDEN        BARDEN
                                           MISSISSIPPI    COLORADO       NEVADA
                                             GAMING,       GAMING,       GAMING,
                               PARENT          LLC           LLC           LLC       ELIMINATION    CONSOLIDATED
                             -----------   -----------   -----------   -----------   ------------   ------------
REVENUES:
  Casino...................  $        --  $23,356,959    $9,217,305    $9,780,487    $         --   $42,354,751
  Rooms....................           --    2,085,520            --     2,002,991              --     4,088,511
  Food and beverage........           --    2,475,101       506,060     2,114,940              --     5,096,101
  Other....................           --      335,979        58,584       493,927              --       888,490
                             -----------   -----------   -----------   -----------   ------------   -----------
    Gross revenues.........           --   28,253,559     9,781,949    14,392,345              --    52,427,853
    Less promotional
      allowances...........           --   (6,004,023)   (1,776,713)   (1,334,565)                   (9,115,301)
                             -----------   -----------   -----------   -----------   ------------   -----------
    Net revenues...........           --   22,249,536     8,005,236    13,057,780              --    43,312,552
                             -----------   -----------   -----------   -----------   ------------   -----------
COSTS AND EXPENSES:
  Casino...................           --    2,902,063     2,587,957     5,330,005              --    10,820,025
  Rooms....................           --    1,971,874            --     1,440,565              --     3,412,439
  Food and beverage........           --    4,203,432       271,120     1,820,082              --     6,294,634
  Other....................           --      219,346       166,416       127,198              --       512,960
  Gaming taxes.............           --    2,779,336     1,483,083       757,335              --     5,019,754
  Advertising and
    promotion..............           --      262,869       733,390       179,296              --     1,175,555
  General and
    administrative.........        4,205    3,502,397     1,141,057     2,546,043              --     7,193,702
  Depreciation and
    amortization...........      626,347    1,779,913       363,668       617,087              --     3,387,015
  Pre-opening expenses.....        7,287           --            --            --              --         7,287
                             -----------   -----------   -----------   -----------   ------------   -----------
    Total costs and
      expenses.............      637,839   17,621,230     6,746,691    12,817,611              --    37,823,371
                             -----------   -----------   -----------   -----------   ------------   -----------
Income (loss) from
  operations...............     (637,839)   4,628,306     1,258,545       240,169              --     5,489,181
                             -----------   -----------   -----------   -----------   ------------   -----------
OTHER INCOME (EXPENSE):
  Gain on sale of assets...           --        6,542            --            --              --         6,542
  Interest income..........       16,512        6,894         3,633         4,569              --        31,608
  Interest expense.........   (4,507,026)          --            --        (8,361)             --    (4,515,387)
  Other non-operating
    expenses...............      (17,492)          --            --            --              --       (17,492)
  Equity in net income of
    subsidiaries...........    6,140,297           --            --            --      (6,140,297)           --
                             -----------   -----------   -----------   -----------   ------------   -----------
    Total other income
      (expense)............    1,632,291       13,436         3,633        (3,792)     (6,140,297)   (4,494,729)
                             -----------   -----------   -----------   -----------   ------------   -----------
    Net income (loss)......  $   994,452   $4,641,742    $1,262,178    $  236,377    $ (6,140,297)  $   994,452
                             ===========   ===========   ===========   ===========   ============   ===========

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Consolidating statements of cash flows for the three months ended March 31, 2002.

                                                  BARDEN        BARDEN        BARDEN
                                                MISSISSIPPI    COLORADO       NEVADA
                                                  GAMING,       GAMING,      GAMING,
                                    PARENT          LLC           LLC          LLC       ELIMINATION   CONSOLIDATED
                                  -----------   -----------   -----------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss).............  $(5,145,845)  $ 4,641,742   $ 1,262,178   $  236,377     $    --     $   994,452
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
    Depreciation................           --     1,570,600       241,730      550,511          --       2,362,841
    Amortization................      626,347       209,313       121,938       66,576          --       1,024,174
    Gain on sale of assets......           --        (6,542)           --           --          --          (6,542)
    (Increase) decrease in
      accounts receivable,
      net.......................       68,670      (109,786)      (12,955)     (24,001)         --         (78,072)
    (Increase) decrease in
      inventories...............           --        (3,933)       13,600       61,415          --          71,082
    (Increase) decrease in
      prepaid expenses..........        1,999      (146,395)     (267,916)      42,966          --        (369,346)
    Increase in other assets....           --        (2,711)      (26,731)    (575,534)         --        (604,976)
    Increase (decrease) in
      accounts payable..........           --      (149,454)      148,661     (395,448)         --        (396,241)
    Increase (decrease) in
      related party payables....           --           711            --      (33,951)      1,180         (32,060)
    Decrease in accrued payroll
      and other expenses........           --      (488,682)      (24,196)    (175,910)         --        (688,788)
    Increase in accrued
      interest..................    4,437,005            --            --           --          --       4,437,005
    Increase (decrease) in
      accrued and other
      liabilities...............     (276,937)     (520,666)      870,824      178,840          --         252,061
                                  -----------   -----------   -----------   ----------     -------     -----------
      Net cash provided by (used
         in) operating
         activities.............     (288,761)    4,994,197     2,327,133      (68,159)      1,180       6,965,590
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition of property and
    equipment...................           --      (512,590)     (103,777)    (555,415)         --      (1,171,782)
  Acquisition related costs.....     (796,649)           --            --           --          --        (796,649)
  Proceeds from sale of
    equipment...................           --         6,542            --           --          --           6,542
                                  -----------   -----------   -----------   ----------     -------     -----------
    Net cash used in investing
      activities................     (796,649)     (506,048)     (103,777)    (555,415)         --      (1,961,889)

                        MAJESTIC INVESTOR HOLDINGS, LLC

     Consolidating statements of cash flows for the three months ended March 31, 2002 (continued).


                                                  BARDEN        BARDEN        BARDEN
                                                MISSISSIPPI    COLORADO       NEVADA
                                                  GAMING,       GAMING,      GAMING,
                                    PARENT          LLC           LLC          LLC       ELIMINATION   CONSOLIDATED
                                  -----------   -----------   -----------   ----------   -----------   ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Line of credit, net...........   (4,800,000)           --            --           --          --      (4,800,000)
  Payment of 11.653% Senior
    Secured Notes issuance
    costs.......................     (505,136)           --            --           --          --        (505,136)
  Cash paid to reduce long-term
    debt........................           --            --       (22,965)     (32,217)         --         (55,182)
  Cash advances to/from
    affiliates..................    7,351,278    (4,900,067)   (2,914,233)     628,772      (1,180)        164,570
  Distribution to Barden
    Development, Inc............     (188,242)           --            --           --          --        (188,242)
                                  -----------   -----------   -----------   ----------     -------     -----------
    Net cash provided by (used
      in) financing
      activities................    1,857,900    (4,900,067)   (2,937,198)     596,555      (1,180)     (5,383,990)
                                  -----------   -----------   -----------   ----------     -------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS..........      772,490      (411,918)     (713,842)     (27,019)         --        (380,289)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD...........      498,363     8,452,344     3,795,722    4,958,386          --      17,704,815
                                  -----------   -----------   -----------   ----------     -------     -----------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD.....................  $ 1,270,853   $ 8,040,426   $ 3,081,880   $4,931,367     $    --     $17,324,526
                                  ===========   ===========   ===========   ==========     =======     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

     This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations; the ability to successfully integrate the three Fitzgeralds casinos; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key executives; a significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; non-renewal of the Company's or any of its operating subsidiaries' gaming licenses from the appropriate governmental authorities in Nevada, Mississippi and Colorado; and continuing effects of recent terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

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

Overview

     The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. The discussion of operations herein focuses on events and the Company's revenues and expenses during the three months ended March 31, 2002 and the combined results of operations of the three Fitzgeralds casino properties for the quarter ended April 1, 2001.

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

Results of Operations

     The following table sets forth information derived from the Company's consolidated statements of income for the three months ended March 31, 2002, and the combined statement of operations for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company for the quarter ended April 1, 2001 expressed as a percentage of gross revenues.

           Consolidated Statement of Operations-- Summary Information
                             (dollars in thousands)

                                                                      Successor             Predecessor
                                                                  ------------------      ------------------
                                                                  Three Months Ended      Quarter Ended
                                                                        March 31,            April 1,
                                                                          2002                 2001
                                                                  ------------------     ------------------
Gross Revenues                                                        $  52,428            $  51,380
Operating Income                                                      $   5,489            $   8,700
Adjusted EBITDA (1)                                                   $   8,883            $   8,700

   Consolidated Statement of Operations -- Percentage of Gross Revenues
   --------------------------------------------------------------------
                                                                      Successor             Predecessor
                                                                  ------------------      ------------------
                                                                  Three Months Ended        Quarter Ended
                                                                        March 31,             April 1,
                                                                          2002                  2001
                                                                  ------------------      ------------------
Revenues:
     Casino                                                               80.8%                79.8%
     Rooms                                                                 7.8%                 8.2%
     Food and beverage                                                     9.7%                10.0%
     Other                                                                 1.7%                 2.0%
                                                                         -----                -----
        Gross revenues                                                   100.0%               100.0%
        less promotional allowances                                      -17.4%               -15.5%
                                                                         -----                -----
        Net revenues                                                      82.6%                84.5%
                                                                         -----                -----
Costs and Expenses:
     Casino                                                               30.2%                35.5%
     Rooms                                                                 6.5%                 5.7%
     Food and beverage                                                    12.0%                 5.2%
     Other                                                                 1.0%                 0.8%
     Selling, general and
     administrative                                                       15.9%                20.3%
     Depreciation and amortization                                         6.5%                   -
     Pre-opening expenses                                                    -                    -
                                                                         -----                -----
              Total costs and expenses                                    72.1%                67.5%
        Operating income                                                  10.5%                17.0%
                                                                         -----                -----
Other Income (Expense):
     Gain on sale of assets                                                  -                    -
     Interest income                                                         -                    -
     Interest expense                                                     -8.6%                   -
     Other nonoperating expense                                              -                    -
                                                                         -----                -----
          Total other income (expense)                                    -8.6%                   -
                                                                         -----                -----

Net Income:                                                                1.9%                17.0%
                                                                         -----                -----
Adjusted EBITDA: (1)                                                      16.9%                17.0%
                                                                         -----                -----

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

  QUARTER ENDED MARCH 31, 2002 (SUCCESSOR) COMPARED TO QUARTER ENDED APRIL 1, 2001 (PREDECESSOR)

     For the three months ended March 31, 2002, the Company utilized a calendar financial reporting period resulting in ninety days of operations, as compared to the period ended April 1, 2001, in which a "4-4-5" (weeks) reporting period was used resulting in ninety-one days of operations. The additional day of operations in the prior year period does not have a significant impact on the comparability of financial information used in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Consolidated gross revenues for the three months ended March 31, 2002 amounted to approximately $52.4 million an increase of approximately $1.1 million or 2.0% from gross revenues recorded in the period ended April 1, 2001. For the three months ended March 31, 2002, gross revenues for Fitzgeralds Tunica accounted for $28.2 million or 53.9% of consolidated gross revenues, Fitzgeralds Las Vegas accounted for $14.4 million or 27.4% and Fitzgeralds Black Hawk accounted for $9.8 million or 18.7% compared to $26.2 million or 51.0%, $15.7 million or 30.5% and $9.5 million or 18.5%, respectively, for the period ended April 1, 2001.

     The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage, and other. Consolidated casino revenues for the three months ended March 31, 2002 totaled approximately $42.4 million of which slot machines accounted for approximately $37.3 million or 87.9% and table games accounted for approximately $5.1 million or 12.1% as compared to the period ended April 1, 2001. Casino revenues attributed to Fitzgeralds Tunica were $23.4 million for the three months ended March 31, 2002 compared to $21.5 million in the prior year period, an increase of $1.8 million or 8.4%. The increase in casino revenues is primarily attributable to a $1.9 million or 9.8% increase in slot revenues. Casino revenues attributed to Fitzgeralds Las Vegas were $9.8 million for the three-month period compared to $10.5 million in the prior period, a decrease of $0.7 million or 7.0%. The decrease in casino revenues is primarily attributable to lower overall visitor volumes in the Las Vegas marketplace. Casino revenues attributed to Fitzgeralds Black Hawk were $9.2 million for the three month period compared to $8.9 million, an increase of $0.3 million or 3.4%.

     The consolidated average number of slot machines in operation was 2,915 during the three month period ended March 31, 2002 compared to 2,870 during the period ended April 1, 2001. Fitzgeralds Tunica accounted for 1,382 or 47.4%; Fitzgeralds Las Vegas accounted for 940 or 32.2% and Fitzgeralds Black Hawk accounted for 593 or 20.4%. The consolidated average win per slot per day was approximately $142 for the three months ended March 31, 2002 compared to $140 in the period ended April 1, 2001, with an average of approximately $168, $87, and $169 compared to $159, $94, and $167 at Fitzgeralds Tunica, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk. The consolidated average win per table per day was approximately $848 for the three month period ended March 31, 2002 compared to $824 in the period ended April 1, 2002 with an average of approximately $814, $1,023, and $365 compared to $818, $957, and $345 at Fitzgeralds Tunica, Fitzgeralds Las Vegas, and Fitzgeralds Black Hawk respectively.

     Consolidated room revenues totaled $4.1 million or 7.8% of gross revenues for the three months ended March 31, 2002 compared to $4.2 million or 8.2% of gross revenues in the period ended April 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $2.1 million or 51.0% and $2.0 million or 47.7%, respectively. Fitzgeralds Las Vegas accounted for $2.0 million or 49.0% and $2.2 million or 52.3%, respectively. At Fitzgeralds Tunica, the average daily rate was $48 for both periods, with an occupancy of 95.5% and 93.1%, respectively. At Fitzgeralds Las Vegas, the average daily rate was $41 and $40, respectively, with an occupancy of 84.4% and 93.9%, respectively.

     Consolidated food and beverage revenues for the three months ended March 31, 2002, totaled approximately $5.1 million or 9.7% of gross revenues, compared to approximately $5.1 million or 10.0% of gross revenues for the period ended April 1, 2001. Of this amount, Fitzgeralds Tunica accounted for $2.5 million or 48.6% and $2.3 million or 45.3%, respectively, and Fitzgeralds Las Vegas accounted for $2.1 million or 41.5% and $2.2 million or 43.6%, respectively, for the three-month period ended March 31, 2002 and the period ended April 1, 2001, respectively.

     Other consolidated revenues consisted primarily of commission and retail income and for the three months ended March 31, 2002 totaled approximately $0.9 million or 1.7% of gross revenues, compared to approximately $1.0 million or 2.0% of gross revenues, for the period ended April 1, 2001.

     Consolidated promotional allowances included in the consolidated gross revenues for the three months ended March 31, 2002 were $9.1 million or 17.4% of gross revenues compared to approximately $8.0 million or 15.5% of gross revenues, for the period ended April 1, 2001. The $1.2 million or 14.5% increase is primarily attributable to a $1.1 million or 21.2% increase at Fitzgeralds Tunica as a result of a 9.8% increase in slot revenues.

     Consolidated casino operating expenses including food and beverage, rooms, and other for the three months ended March 31, 2002 were $26.1 million or 49.7% of gross revenues and 61.5% of casino revenues compared to $24.3 million or 47.2% of gross revenues and 59.2% of casino revenues in the period ended April 1, 2001. The $1.8 million or 7.4% increase in casino operating expenses is attributable to $0.3 million in additional payroll costs, $0.4 million for higher costs related to complementaries, $0.1 million for increased costs for slot machines leases, and $0.2 million for higher gaming taxes.

     Consolidated selling, general, and administrative expenses for the three months ended March 31, 2002 totaled $8.4 million or 16.0% of gross revenues compared to $10.5 million or 20.3% of gross revenues in the period ended April 1, 2001. The $2.1 million or 19.9% decrease in selling, general, and administrative expenses is primarily attributable to lower costs associated with marketing and advertising programs and administrative salaries and wages.

     Consolidated depreciation and amortization for the three months ended March 31, 2002 totaled $3.4 million or 6.5% of gross revenues compared to $0 in the period ended April 1, 2001. The increase of $3.4 million was due to recognition of these items following the Fitzgeralds acquisition after the discontinuance of the recognition of depreciation and amortization by Fitzgeralds Gaming Corporation subsequent to the filing of the bankruptcy cases on December 5, 2000.

     Consolidated operating income for the three months ended March 31, 2002 was $5.5 million, or 10.5% of gross revenues, of which Fitzgeralds Tunica accounted for operating income of $4.6 million, or 84.3%,

Fitzgeralds Black Hawk accounted for operating income of $1.3 million, or 22.9% and Fitzgeralds Las Vegas accounted for operating income of $0.2 million, or 4.4%. The unallocated corporate loss principally for amortization was $0.6 million or 1.2% of gross revenues.

     Consolidated net interest expense for the three months ended March 31, 2002 was approximately $4.5 million or 8.6% of gross revenues, as compared to $4,000 for the period ended April 1, 2001. The increase of $4.5 million is attributable to interest expense associated with the 11.653% Senior Secured Notes. The Fitzgeralds companies discontinued accruing interest on the Notes on December 5, 2000 with the commencement of the Bankruptcy Cases.

     As a result of the foregoing, the Company realized consolidated net income of $1.0 million for the three months ended March 31, 2002.

     EBITDA for the three months ended March 31, 2002 was $8.9 million, of which Fitzgeralds Tunica accounted for $6.4 million, Fitzgeralds Black Hawk accounted for $1.6 million and Fitzgeralds Las Vegas accounted for $0.9 million. EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

Liquidity and Capital Resources

     At March 31, 2002, the Company had cash and cash equivalents of approximately $17.3 million. Cash and cash equivalents included $1.3 million at the Company, $8.0 million at Fitzgeralds Mississippi, $3.1 million at Fitzgeralds Black Hawk and $4.9 million at Fitzgeralds Las Vegas.

     The Company has met its capital requirements to date through net cash from operations, capital contributions, equipment loans and borrowings under its credit facility. For the three months ended March 31, 2002, net cash provided by operating activities totaled approximately $7.0 million. For the three months ended March 31, 2002, cash used by investing activities totaled approximately $2.0 million. Approximately $797,000 was expended during the three months ended March 31, 2002 for professional fees related to the Fitzgeralds acquisition. For the three months ended March 31, 2002, cash used by financing activities totaled approximately $5.4 million primarily resulting from the cash paid on the outstanding line of credit. Approximately $505,000 was expended during the three months ended March 31, 2002 for professional fees related to the issuance of the Company's 11.653% Senior Secured Notes. Approximately $4.8 million was repaid on the credit facility during the three months ended March 31, 2002. As of May 15, 2002, the outstanding borrowings under the credit facility was approximately $1.7 million. The Nevada Regulatory Authorities in April, 2002 approved pledging the assets of the Barden Nevada pursuant to the terms of the Company's credit facility. Therefore, the credit facility has been increased by the lender to $15.0 million from $12.0 million. Also, a cash distribution related to the fourth quarter of 2001 totaling approximately $188,000 was made to Barden Development, Inc. during the three months ended March 31, 2002 under the Management Agreement.

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


MAJESTIC INVESTOR HOLDINGS, LLC
By: Barden Development Inc., Manager


By: /s/ Don H. Barden
    ----------------------------------------------------           July 26, 2002
    Don H. Barden, President and Chief Executive Officer



MAJESTIC INVESTOR CAPITAL CORP.


By: /s/ Don H. Barden
    ----------------------------------------------------           July 26, 2002
    Don H. Barden, President and Chief Executive Officer