Form 10-Q
period 2002-09-30
MAJESTIC INVESTOR HOLDINGS LLC; MAJESTIC INVESTOR CAPITAL CORP
filed 2002-11-15
CIK 1164766, 1164765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                    or

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-81584

DELAWARE             MAJESTIC INVESTOR HOLDINGS, LLC           33-4468392

DELAWARE              MAJESTIC INVESTOR CAPITAL CORP.          36-4471622

(State or other          (Exact name of registrant           (I.R.S. Employer
jurisdiction of          as specified in its charter)       Identification No.)
incorporation or
organization)

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

Yes         X      No
         ------        ------

Shares outstanding of each of the registrant's classes of common stock as of September 30, 2002:

Class                               Number of shares
-----                               ----------------
Not applicable                      Not applicable

                         MAJESTIC INVESTOR HOLDINGS, LLC

                                      INDEX

PART I            FINANCIAL INFORMATION                                PAGE NO.
                                                                       --------

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 2002
                    and December 31, 2001...................................1

           Consolidated Statements of Operations for the three and
                    nine months ended September 30, 2002 and the
                    quarter and three quarters ended September 30, 2001.....2

           Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2002 and September 30, 2001.........3

           Notes to Financial Statements....................................4

  Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................21

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......32

  Item 4.  Controls and Procedures.........................................32

PART II       OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................33

SIGNATURES.................................................................34

CERTIFICATIONS.............................................................35

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         MAJESTIC INVESTOR HOLDINGS, LLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30,    December 31,
                                                                     2002             2001

ASSETS
Current Assets:
    Cash and cash equivalents                                   $  21,666,223    $  17,704,815
    Accounts receivable, less allowance for doubtful accounts
                of $255,315 and $248,042, respectively              1,185,320        1,464,834
    Inventories                                                       809,934          957,564
    Prepaid expenses                                                1,718,682        1,212,653
    Due from Seller                                                      --             82,832
    Note receivable from related party                                700,000          700,000
    Other                                                              12,953           15,552
                                                                -------------    -------------
                Total current assets                               26,093,112       22,138,250
                                                                -------------    -------------

Property, equipment and improvements, net                         119,007,950      122,427,962
Intangible assets, net                                             18,090,497       19,290,753
Goodwill                                                            5,521,620       10,602,250

Other Assets:
    Deferred financing costs, net of accumulated amortization
                of $1,057,483 and $83,897, respectively             7,025,837        7,023,706
    Restricted cash                                                 1,000,000        1,000,000
    Other assets, prepaid leases and deposits                       1,560,049          945,618
                                                                -------------    -------------
                Total other assets                                  9,585,886        8,969,324
                                                                -------------    -------------

                Total Assets                                    $ 178,299,065    $ 183,428,539
                                                                =============    =============

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                        $     142,714    $   6,656,574
    Accounts payable                                                1,919,975        1,946,730
    Other accrued liabilities:
        Payroll and related                                         4,228,144        5,006,114
        Interest                                                    5,928,736        1,208,779
        Progressive jackpots                                        2,261,494        2,274,050
        Slot club liability                                           530,889        2,241,876
        Other accrued liabilities                                   5,472,254        5,043,988
                                                                -------------    -------------
                Total current liabilities                          20,484,206       24,378,111
                                                                -------------    -------------

Due to related parties                                              1,024,958        1,177,829
Long-term debt, net of current maturities                         146,182,998      145,340,304
                                                                -------------    -------------

                Total Liabilities                                 167,692,162      170,896,244

Commitments and contingencies

Members' Equity:
    Members' contributions                                         13,803,192       13,803,192
    Accumulated deficit                                            (3,196,289)      (1,270,897)
                                                                -------------    -------------
                Total Members' Equity                              10,606,903       12,532,295
                                                                -------------    -------------

                Total Liabilities and Member's Equity           $ 178,299,065    $ 183,428,539
                                                                =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              SUCCESSOR            PREDECESSOR            SUCCESSOR            PREDECESSOR
                                        THREE MONTHS ENDED      QUARTER ENDED        NINE MONTHS ENDED      THREE QUARTERS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                             2002                   2001                  2002                     2001
REVENUES:
    Casino                               $     41,842,819       $      41,675,764     $    124,623,910       $        123,241,796
    Rooms                                       3,809,375               3,911,347           11,836,762                 12,308,778
    Food and beverage                           4,936,422               4,984,045           14,917,985                 14,994,449
    Other                                       1,027,702                 896,388            2,894,987                  2,883,185
                                         ----------------       -----------------     ----------------       --------------------

        Gross Revenues                         51,616,318              51,467,544          154,273,644                153,428,208

        less promotional allowances            (8,310,465)             (8,154,937)         (25,268,138)               (23,736,051)
                                         ----------------       -----------------     ----------------       --------------------

        Net Revenues                           43,305,853              43,312,607          129,005,506                129,692,157

COSTS AND EXPENSES:
    Casino                                     15,071,737              14,054,860           45,198,684                 42,180,970
    Rooms                                       2,342,772               2,641,602            6,784,231                  8,061,053
    Food and beverage                           2,864,833               2,882,895            8,571,704                  8,713,808
    Other                                         396,134                 478,654            1,171,573                  1,309,257
    Gaming taxes                                4,981,141               4,949,008           14,779,970                 14,496,526
    Advertising and promotion                   2,850,918               3,737,082            9,904,546                 11,373,161
    General and administrative                  6,429,515               5,707,126           18,321,796                 19,305,780
    Depreciation and amortization               3,825,340                    --             10,705,505                       --
    Reorganization items                             --                   151,808                 --                      108,644
    Loss on disposal of assets                      9,889                  95,228                9,311                    120,222
    Pre-opening expenses                             --                      --                124,269                       --
                                         ----------------       -----------------     ----------------       --------------------

        Total costs and expenses               38,772,279              34,698,263          115,571,589                105,669,421
                                         ----------------       -----------------     ----------------       --------------------

        Operating income                        4,533,574               8,614,344           13,433,917                 24,022,736

OTHER INCOME (EXPENSE):
    Interest income                                33,220                   9,491               95,024                     33,837
    Interest expense                           (4,462,963)                 (7,601)         (13,571,821)                   (40,401)
    Other non-operating income (expense)          (10,931)                 10,235              (38,306)                    30,725
                                         ----------------       -----------------     ----------------       --------------------
        Total other income (expense)           (4,440,674)                 12,125          (13,515,103)                    24,161

        Net income (loss)                $         92,900       $       8,626,469     $        (81,186)      $         24,046,897
                                         ================       =================     ================       ====================


The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SUCCESSOR      PREDECESSOR
                                                                                   Nine Months Ended September 30,
                                                                                      2002             2001
Cash Flows From Operating Activities:
Net income (loss)                                                                  $    (81,186)   $ 24,046,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                                    7,285,135            --
      Amortization                                                                    3,420,370            --
      Loss on sale of assets                                                              9,311         120,222
      Reorganization expenses incurred in connection with Chapter 11 and related
          legal proceedings                                                                --           108,644
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                        380,982         (36,408)
      Decrease in inventories                                                           147,631          49,880
      Increase in prepaid expenses                                                     (795,948)       (283,818)
      (Increase) decrease in other assets                                               879,182         (31,839)
      Increase (decrease) in accounts payable                                          (223,128)      1,043,073
      Decrease in amounts due to related parties, net                                  (134,651)    (23,597,192)
      Decrease in accrued payroll and related expenses                                 (864,418)           --
      Increase in accrued interest                                                    4,719,957            --
      Increase (decrease) in other accrued liabilities                                  138,722        (521,171)
      Increase in liabilities subject to compromise                                        --           142,967
                                                                                   ------------    ------------
          Net cash provided by operating activities before reorganization items      14,881,959       1,041,255
Reorganization items:
      Interest received on cash accumulated because of the bankruptcy
          proceedings                                                                      --           128,961
      Other reorganization items incurred in connection with Chapter 11 and
          related legal proceedings                                                        --          (237,605)
                                                                                   ------------    ------------
          Net cash provided by operating activities                                  14,881,959         932,611
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property, equipment and vessel improvements                     (3,918,301)       (943,565)
      Payment of acquisition related costs                                             (986,158)           --
      Proceeds from seller from purchase price adjustment                             3,800,000            --
      Proceeds from sale of equipment                                                    43,867          31,963
                                                                                   ------------    ------------
          Net cash used in investing activities                                      (1,060,592)       (911,602)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Line of credit, net                                                            (6,500,000)           --
      Payment of 11.653% Senior Secured Notes issuance costs                         (1,410,945)           --
      Cash paid to reduce long-term debt                                               (104,808)       (214,345)
      Distribution to Barden Development, Inc.                                       (1,844,206)           --
                                                                                   ------------    ------------
          Net cash used in financing activities                                      (9,839,959)       (214,345)
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents                                  3,961,408        (193,336)
Cash and cash equivalents, beginning of period                                       17,704,815      12,951,883
                                                                                   ------------    ------------
Cash and cash equivalents, end of period                                           $ 21,666,223    $ 12,758,547
                                                                                   ============    ============

INTEREST PAID:
      Equipment Debt                                                               $      8,391    $     46,549
      Senior Secured Notes - Fixed Interest 11.653%                                $  8,707,126    $       --
      Lines of credit                                                              $     98,168    $       --

SUPPLEMENTAL NONCASH OPERATING AND FINANCING ACTIVITIES:
Elimination of slot based progressives                                             $    400,000    $       --
Elimination of slot club                                                           $  1,300,000    $       --



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

         The accompanying consolidated financial statements are unaudited and include the accounts of the Company's wholly-owned subsidiaries, Majestic Investor Capital Corp., Barden Mississippi Gaming, LLC, Barden Colorado Gaming, LLC and Barden Nevada Gaming, LLC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been made. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentations. These reclassifications have no effect on previously reported net income.

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. Management does not expect SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 will have no impact on historical consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

GAMING REGULATIONS

         The ownership and operation of our casino gaming facilities are subject to various state and local regulations in the jurisdictions where they are located. In Nevada, our gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. Our operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities. In addition, as Majestic Star does business in the State of Indiana, the Company is subject to certain reviews by the Indiana Gaming Commission.

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

NOTE 4.  ACQUISITIONS

         On December 6, 2001, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc. ("Fitzgeralds Las Vegas"), Fitzgeralds Mississippi Inc. ("Fitzgeralds Tunica") and 101 Main Street Limited Liability Company ("Fitzgeralds Black Hawk") (the "Fitzgeralds assets") for approximately $152.7 million in cash, which includes the purchase price of $149.0 million and professional fees and other expenses related to the acquisition. Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million reduction on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001. We are accounting for the acquisition under the purchase method. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations.

The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Majestic Investor Holdings, LLC funded the acquisition through the issuance of its 11.653% Senior Secured Notes. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.


                               At December 6, 2001
                                  (In millions)
                              --------------------
Current assets                    $     12.2
Property and equipment                 122.9
Intangible assets                       19.4
Goodwill                                10.6
Other noncurrent assets                  2.0
                                     --------

          Total assets acquired        167.1
                                     --------

Current liabilities                     14.0
Other noncurrent liabilities             0.4
                                     --------

          Total liabilities assumed     14.4
                                     --------

Net                               $    152.7
                                     ========



         Intangible assets primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradenames are being amortized over a period of 8-10 years. In accordance with SFAS No. 142, goodwill and other indefinite lived intangible assets, such as the Company's gaming license, are not amortized but instead are subject to impairment tests at least annually.

NOTE 5. OTHER INTANGIBLE ASSETS

         The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of September 30, 2002, are as follows:

                              Gross Carrying    Accumulated
                                  Amount        Amortization
                              (in thousands)   (in thousands)
                              --------------   --------------

Amortized intangible assets:

Customer relationships           $ 9,800          $(1,007)
Tradename                          3,700             (302)
Riverboat excursion license          700             --
                                 -------          -------

Total                            $14,200          $(1,309)
                                 =======          =======

Unamortized intangible assets:

Gaming license                   $ 5,200          $  --
                                 -------          -------

Total                            $ 5,200          $  --
                                 -------          -------

         The amortization expense recorded on the intangible assets for the three and nine months ended September 30, 2002 was $0.4 million and $1.2 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                                   (In thousands)
         For the year ended December 31,

         2002                                         $   1,595
         2003                                         $   1,642
         2004                                         $   1,642
         2005                                         $   1,642
         2006                                         $   1,642


NOTE 6.  GOODWILL

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                       (In thousands)

     Balance as of January 1, 2002       $   10,602
     Goodwill acquired                          296
                                         ----------
     Balance as of March 31, 2002            10,898

     Purchase price adjustment               (3,800)
     Goodwill adjustments                      (549)
     Goodwill acquired                          164
                                         ----------
     Balance as of June 30, 2002              6,713

     Goodwill adjustments                    (1,191)
                                         ----------
     Balance as of September 30, 2002    $    5,522
                                         ----------


         The increase in goodwill acquired primarily relates to professional fees incurred by the Company related to the acquisition of Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas. The decrease in goodwill is primarily due to a $3.8 million purchase price adjustment resulting from the final purchase price settlement of the valuation of the assets and liabilities of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties and adjustments of estimates of liabilities for slot based programs.

         In accordance with FAS No.142, goodwill is not amortized but instead is subject to impairment tests at least annually.

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

         A summary of the Properties' operations by business segment for the three and nine months ended September 30, 2002 and September 30, 2001 is presented below (in thousands):


                                                        FOR THE                                    AS OF AND FOR THE
                                                                          (a)                                        (a)
                                            SUCCESSOR                PREDECESSOR             SUCCESSOR           PREDECESSOR
                                         THREE MONTHS ENDED         QUARTER ENDED        NINE MONTHS ENDED   THREE QUARTERS ENDED
                                         SEPTEMBER 30, 2002      SEPTEMBER 30, 2001     SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                         ------------------      ------------------     ------------------   --------------------
NET REVENUES:
     Fitzgeralds Tunica                    $     22,409              $   21,113             $    66,515         $     63,176
     Fitzgeralds Black Hawk                       9,062                   9,525                  24,969               25,916
     Fitzgeralds Las Vegas                       11,835                  12,675                  37,521               40,600
                                           ------------              ----------             -----------         ------------
                                           $     43,306              $   43,313             $   129,005         $    129,692
                                           ------------              ----------             -----------         ------------

INCOME (LOSS) FROM OPERATIONS:
     Fitzgeralds Tunica                    $      3,867              $    5,249             $    11,812         $     15,579
     Fitzgeralds Black Hawk                       2,254                   2,649                   5,037                6,217
     Fitzgeralds Las Vegas                         (922)                   (281)                 (1,341)               2,227
     Unallocated and other (1)                     (666)                    997                  (2,074)                --
                                           ------------              ----------             -----------         ------------
                                           $      4,533              $    8,614             $    13,434         $     24,023
                                           ------------              ----------             -----------         ------------

SEGMENT DEPRECIATION AND AMORTIZATION(2)
     Fitzgeralds Tunica                    $      1,866              $     --               $     5,481         $       --
     Fitzgeralds Black Hawk                         364                    --                     1,091                 --
     Fitzgeralds Las Vegas                          938                    --                     2,203                 --
     Unallocated and other (1)                      657                    --                     1,930                 --
                                           ------------              ----------             -----------         ------------
                                           $      3,825              $     --               $    10,705         $       --
                                           ------------              ----------             -----------         ------------

EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS:
     Fitzgeralds Tunica                    $        324              $       97             $     1,820         $        627
     Fitzgeralds Black Hawk                         524                       3                     963                  156
     Fitzgeralds Las Vegas                          335                      13                   1,135                  161
                                           ------------              ----------             -----------         ------------
                                           $      1,183              $      113             $     3,918         $        944
                                           ------------              ----------             -----------         ------------

SEGMENT ASSETS:
     Fitzgeralds Tunica                                                                     $    89,832
     Fitzgeralds Black Hawk                                                                      30,896
     Fitzgeralds Las Vegas                                                                       43,464
     Unallocated and other (1)                                                                  147,358
                                                                                                311,550
     Less: Intercompany                                                                        (133,251)
                                                                                            -----------
                                                                                                178,299
                                                                                            -----------
GOODWILL:
     Fitzgeralds Tunica                                                                     $     3,998
     Fitzgeralds Black Hawk                                                                       1,524
     Fitzgeralds Las Vegas                                                                         --
                                                                                            -----------
                                                                                            $     5,522
                                                                                            -----------

(1) Unallocated and other include corporate items and eliminations that are not allocated to the operating segments.

(2) The predecessor company discontinued recording depreciation and amortization of their property and equipment due to the filing of the bankruptcy cases on December 5, 2000.

(a) The segment information provided is derived from prior year consolidated financial information provided by the predecessor company and is for the quarter and three quarters ended September 30, 2001

NOTE 8.  RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, distributions of $1,844,000 were paid to Barden Development Inc. ("BDI") in accordance with the Management Agreement between the Company and BDI dated December 5, 2001.

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

         The following condensed consolidating information presents balance sheets as of September 30, 2002 and December 31, 2001, statements of operations for the three and nine months ended September 30, 2002 and statements of cash flows for the nine months ended September 30, 2002 of the Company, the guarantor subsidiaries (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. MICC, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, MICC does not have any material assets, obligations or operations. Therefore, no non-guarantor subsidiary information has been presented below.

Condensed consolidating balance sheets as of September 30, 2002 (Unaudited)

                                                            Majestic Investor   Guarantor       Eliminating            Total
                                                              Holdings, LLC     Subsidiaries       Entries        Consolidated

ASSETS
Current Assets:
      Cash and cash equivalents                             $        6,309,143  $  15,357,080  $        --        $  21,666,223
      Accounts receivable (net)                                         43,919      1,141,401           --            1,185,320
      Inventories                                                         --          809,934           --              809,934
      Prepaid expenses and other current assets                      4,863,078      1,704,102     (4,135,545)(a)      2,431,635
                                                            ------------------  -------------  -------------      -------------
                  Total current assets                              11,216,140     19,012,517     (4,135,545)        26,093,112
                                                            ------------------  -------------  -------------      -------------

Property and equipment, net                                               --      119,007,950           --          119,007,950
Intangible assets, net                                                    --       18,090,497           --           18,090,497
Due from related parties                                           129,116,043           --     (129,116,043)(b)           --
Other assets                                                         7,025,837      8,081,669                        15,107,506
Investment in subsidiaries                                          16,459,909           --      (16,459,909)(b)           --
                                                            ------------------  -------------  -------------      -------------

                  Total assets                              $      163,817,929  $ 164,192,633  $(149,711,497)     $ 178,299,065
                                                            ==================  =============  =============      =============


LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:

      Current maturities of long-term debt                  $             --    $     142,714  $        --        $     142,714
      Accounts payable, accrued and other                            6,176,822     14,164,670           --           20,341,492
                                                            ------------------  -------------  -------------      -------------
                  Total current liabilities                          6,176,822     14,307,384           --           20,484,206
                                                            ------------------  -------------  -------------      -------------

Due to related parties                                                 992,165    133,284,381   (133,251,588)(b)      1,024,958
Long-term debt, net of current maturities                          146,042,039        140,959                       146,182,998
                                                            ------------------  -------------  -------------      -------------

                  Total Liabilities                                153,211,026    147,732,724   (133,251,588)       167,692,162

Members' Equity                                                     10,606,903     16,459,909    (16,459,909)(b)     10,606,903
                                                            ------------------  -------------  -------------      -------------

                  Total Liabilities and Member's Equity     $      163,817,929  $ 164,192,633  $(149,711,497)     $ 178,299,065
                                                            ==================  =============  =============      =============

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

Condensed consolidating balance sheets as of December 31, 2001

                                                            Majestic Investor     Guarantor       Eliminating           Total
                                                              Holdings, LLC      Subsidiaries        Entries          Consolidated

ASSETS
Current Assets:
      Cash and cash equivalents                             $          498,363   $  17,206,452   $                   $  17,704,815
      Accounts receivable (net)                                        269,501       1,196,044            (711)(a)       1,464,834
      Inventories                                                         --           957,564                             957,564
      Prepaid expenses and other current assets                        707,467       1,303,570            --             2,011,037
                                                            ------------------   -------------   -------------       -------------
                  Total current assets                               1,475,331      20,663,630            (711)         22,138,250
                                                            ------------------   -------------   -------------       -------------

Property and equipment, net                                               --       122,427,962            --           122,427,962
Intangible assets, net                                                    --        19,290,753            --            19,290,753
Due from related parties                                           150,855,685            --      (150,855,685)(b)            --
Other assets                                                        14,545,956       5,025,618                          19,571,574
Investment in subsidiaries                                             935,731            --          (935,731)(b)            --
                                                            ------------------   -------------   -------------       -------------

                  Total other assets                        $      167,812,703   $ 167,407,963   $(151,792,127)      $ 183,428,539
                                                            ==================   =============   =============       =============


LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:

      Current maturities of long-term debt                  $        6,500,000   $     156,574   $        --         $   6,656,574
      Accounts payable, accrued and other                            2,526,703      15,195,545            (711)(a)      17,721,537
                                                            ------------------   -------------   -------------       -------------
                  Total current liabilities                          9,026,703      15,352,119            (711)         24,378,111
                                                            ------------------   -------------   -------------       -------------

Due to related parties                                               1,168,273     150,865,241    (150,855,685)(b)       1,177,829
Long-term debt, net of current maturities                          145,085,432         254,872                         145,340,304
                                                            ------------------   -------------   -------------       -------------

                  Total Liabilities                                155,280,408     166,472,232    (150,856,396)        170,896,244

Members' Equity                                                     12,532,295         935,731        (935,731)(b)      12,532,295
                                                            ------------------   -------------   -------------       -------------

                  Total Liabilities and Member's Equity     $      167,812,703   $ 167,407,963   $(151,792,127)      $ 183,428,539
                                                            ==================   =============   =============       =============

(a)   To eliminate intercompany receivables and payables.
(b)   To eliminate intercompany accounts and investment in subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                      MAJESTIC INVESTOR        GUARANTOR        ELIMINATING
                                                        HOLDINGS, LLC        SUBSIDIARIES          ENTRIES             CONSOLIDATED

REVENUES:
     Casino                                           $            --        $  41,842,819      $        --           $  41,842,819
     Rooms                                                         --            3,809,375               --               3,809,375
     Food and beverage                                             --            4,936,422               --               4,936,422
     Other                                                         --            1,027,702               --               1,027,702
                                                     ------------------      -------------      -------------         -------------

          Gross Revenues                                           --           51,616,318               --              51,616,318

          less promotional allowances                              --           (8,310,465)              --              (8,310,465)
                                                     ------------------      -------------      -------------         -------------

          Net Revenues                                             --           43,305,853               --              43,305,853

COSTS AND EXPENSES:
     Casino                                                        --           15,071,737               --              15,071,737
     Rooms                                                         --            2,342,772               --               2,342,772
     Food and beverage                                             --            2,864,833               --               2,864,833
     Other                                                         --              396,134               --                 396,134
     Gaming taxes                                                  --            4,981,141               --               4,981,141
     Advertising and promotion                                     --            2,850,918               --               2,850,918
     General and administrative                                   8,175          6,421,340               --               6,429,515
     Depreciation and amortization                              657,668          3,167,672               --               3,825,340
     Loss on disposal of assets                                    --                9,889               --                   9,889
                                                     ------------------      -------------      -------------         -------------

          Total costs and expenses                              665,843         38,106,436               --              38,772,279
                                                     ------------------      -------------      -------------         -------------

          Operating income (loss)                              (665,843)         5,199,417               --               4,533,574

OTHER INCOME (EXPENSE):
     Interest income                                             19,190             14,030               --                  33,220
     Interest expense                                        (4,454,389)            (8,574)              --              (4,462,963)
     Other non-operating expense                                (10,931)              --                 --                 (10,931)
     Equity in net income (loss) of subsidiaries              5,204,873               --           (5,204,873)(a)              --
                                                     ------------------      -------------      -------------         -------------
          Total other income (expense)                          758,743              5,456         (5,204,873)           (4,440,674)
                                                     ------------------      -------------      -------------         -------------

          Net income                                 $           92,900      $   5,204,873      $  (5,204,873)        $      92,900
                                                     ==================      =============      =============         =============


(a) To eliminate equity in net income of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                     MAJESTIC INVESTOR        GUARANTOR         ELIMINATING
                                                       HOLDINGS, LLC         SUBSIDIARIES         ENTRIES             CONSOLIDATED

REVENUES:
     Casino                                          $             --        $ 124,623,910      $       --           $ 124,623,910
     Rooms                                                         --           11,836,762              --              11,836,762
     Food and beverage                                             --           14,917,985              --              14,917,985
     Other                                                         --            2,894,987              --               2,894,987
                                                     ------------------      -------------      ------------         -------------

          Gross Revenues                                           --          154,273,644              --             154,273,644

          less promotional allowances                              --          (25,268,138)             --             (25,268,138)
                                                     ------------------      -------------      ------------         -------------

          Net Revenues                                             --          129,005,506              --             129,005,506

COSTS AND EXPENSES:
     Casino                                                        --           45,198,684              --              45,198,684
     Rooms                                                         --            6,784,231              --               6,784,231
     Food and beverage                                             --            8,571,704              --               8,571,704
     Other                                                         --            1,171,573              --               1,171,573
     Gaming taxes                                                  --           14,779,970              --              14,779,970
     Advertising and promotion                                     --            9,904,546              --               9,904,546
     General and administrative                                  19,878         18,301,918              --              18,321,796
     Depreciation and amortization                            1,930,193          8,775,312              --              10,705,505
     Loss on disposal of assets                                    --                9,311              --                   9,311
     Pre-opening expenses                                       124,269               --                --                 124,269
                                                     ------------------      -------------      ------------         -------------

          Total costs and expenses                            2,074,340        113,497,249              --             115,571,589
                                                     ------------------      -------------      ------------         -------------

          Operating income (loss)                            (2,074,340)        15,508,257              --              13,433,917

OTHER INCOME (EXPENSE):
     Interest income                                             53,988             41,036              --                  95,024
     Interest expense                                       (13,546,708)           (25,113)             --             (13,571,821)
     Other non-operating expense                                (38,306)              --                --                 (38,306)
     Equity in net income (loss) of subsidiaries             15,524,180               --         (15,524,180)(a)              --
                                                     ------------------      -------------      ------------         -------------
          Total other income (expense)                        1,993,154             15,923       (15,524,180)          (13,515,103)
                                                     ------------------      -------------      ------------         -------------

          Net income (loss)                          $          (81,186)     $  15,524,180      $(15,524,180)        $     (81,186)
                                                     ==================      =============      ============         =============

(a) To eliminate equity in net income of subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                                 MAJESTIC INVESTOR      GUARANTOR     ELIMINATING      CONSOLIDATED
                                                                   HOLDINGS, LLC       SUBSIDIARIES     ENTRIES           TOTAL

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $      (10,568,902)   $ 22,405,364   $ 3,045,497      $ 14,881,959
                                                                 ------------------    ------------   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, equipment and vessel improvements                --        (3,918,301)          --         (3,918,301)
     Payment of acquisition related costs                                  (986,158)           --             --           (986,158)
     Proceeds from seller from purchase price adjustment                  3,800,000            --             --          3,800,000
     Proceeds from sale of equipment                                           --            43,867           --             43,867
                                                                 ------------------    ------------   ------------     ------------
          Net cash provided by (used in) investing activities             2,813,842      (3,874,434)          --         (1,060,592)
                                                                 ------------------    ------------   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                                                 (6,500,000)           --             --         (6,500,000)
     Payment of 11.653% Senior Secured Notes issuance costs              (1,410,945)           --             --         (1,410,945)
     Cash paid to reduce long-term debt                                        --          (104,808)          --           (104,808)
     Cash advances to/from affiliates                                    23,320,991     (20,275,494)    (3,045,497) (a)       --
     Distribution to Barden Development, Inc.                            (1,844,206)           --             --         (1,844,206)
                                                                 ------------------    ------------   ------------     ------------

          Net cash provided by (used in) financing activities            13,565,840     (20,380,302)    (3,045,497)      (9,859,959)
                                                                 ------------------    ------------   ------------     ------------

Net increase (decrease) in cash and cash equivalents                      5,810,780      (1,849,372)          --          3,961,408
Cash and cash equivalents, beginning of period                              498,363      17,206,452           --         17,704,815
                                                                 ------------------    ------------   ------------     ------------
Cash and cash equivalents, end of period                         $        6,309,143    $ 15,357,080   $       --       $ 21,666,223
                                                                 ==================    ============   ============     ============

(a)  To eliminate intercompany receivables and payables.

NOTE 10.  SUPPLEMENTAL CONSOLIDATING INFORMATION

         The following information presents consolidating balance sheets as of September 30, 2002, consolidating statements of operations for the three and nine months ended September 30, 2002, and consolidating statements of cash flows for the nine months ended September 30, 2002.

                         MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                              Barden         Barden        Barden
                                                           Mississippi     Colorado       Nevada
                                              Parent       Gaming, LLC    Gaming, LLC   Gaming, LLC   Elimination     Consolidated
ASSETS
Current Assets:
    Cash and cash equivalents              $   6,309,143  $   8,186,736  $   2,945,457  $  4,224,887  $               $  21,666,223
    Accounts receivable (net)                     43,919        656,863         60,583       423,955                      1,185,320
    Inventories                                     --          395,545        153,283       261,106                        809,934
    Prepaid expenses and other                    46,467        367,852        151,510     1,165,806                      1,731,635
    Receivable from related party              4,116,611         17,912           --           1,022     (4,135,545)           --
    Note receivable from related party           700,000           --             --            --                          700,000
                                           -------------  -------------  -------------  ------------  -------------   -------------
            Total current assets              11,216,140      9,624,908      3,310,833     6,076,776     (4,135,545)     26,093,112
                                           -------------  -------------  -------------  ------------  -------------   -------------

Property and equipment, net                         --       68,609,555     22,163,800    28,234,595                    119,007,950
Intangible assets, net                              --        7,148,717      3,756,780     7,185,000                     18,090,497
Goodwill                                            --        3,997,904      1,523,716          --                        5,521,620

Other Assets:
    Deferred financing costs, net              7,025,837           --             --            --                        7,025,837
    Restricted cash                                 --             --             --       1,000,000                      1,000,000
    Due from related parties                 129,116,043           --             --            --     (129,116,043)           --
    Other assets and deposits                       --          450,616        141,363       968,070                      1,560,049
    Investment in subsidiaries                16,459,909           --             --            --      (16,459,909)           --
                                           -------------  -------------  -------------  ------------  -------------   -------------
            Total other assets               152,601,789        450,616        141,363     1,968,070   (145,575,952)      9,585,886
                                           -------------  -------------  -------------  ------------  -------------   -------------

            Total Assets                   $ 163,817,929  $  89,831,700  $  30,896,492  $ 43,464,441  $(149,711,497)  $ 178,299,065
                                           =============  =============  =============  ============  =============   =============

LIABILITIES AND MEMBERS'  DEFICIT
Current Liabilities:
    Current maturities of long-term debt   $        --    $        --    $        --    $    142,714  $               $     142,714
    Accounts payable                                --          411,560        688,268       820,147                      1,919,975
    Other accrued liabilities:
            Payroll and related                     --        2,232,612        575,226     1,420,306                      4,228,144
            Interest                           5,928,736           --             --            --                        5,928,736
            Progressive jackpots                    --          671,392      1,360,965       229,137                      2,261,494
            Slot club liabilities                   --          144,867        357,245        28,777                        530,889
            Other accrued liabilities            248,086      2,254,133      1,936,138     1,033,897                      5,472,254
                                           -------------  -------------  -------------  ------------  -------------   -------------
            Total current liabilities          6,176,822      5,714,564      4,917,842     3,674,978           --        20,484,206
                                           -------------  -------------  -------------  ------------  -------------   -------------

Due to related parties                           992,165     71,626,546     20,259,598    41,398,237   (133,251,588)      1,024,958
Long-term debt, net of current maturities    146,042,039           --             --         140,959                    146,182,998
                                           -------------  -------------  -------------  ------------  -------------   -------------

            Total Liabilities                153,211,026     77,341,110     25,177,440    45,214,174   (133,251,588)    167,692,162

Commitments and contingencies

Members' Equity:
    Members' contributions                    13,803,192           --             --            --             --        13,803,192
    Accumulated earnings (deficit)            (3,196,289)    12,490,590      5,719,052    (1,749,733)   (16,459,909)     (3,196,289)
                                           -------------  -------------  -------------  ------------  -------------   -------------
            Total members' equity (deficit)   10,606,903     12,490,590      5,719,052    (1,749,733)   (16,459,909)     10,606,903

            Total Liabilities and Member's
                    Equity (Deficit)       $ 163,817,929  $  89,831,700  $  30,896,492  $ 43,464,441  $(149,711,497)  $ 178,299,065
                                           =============  =============  =============  ============  =============   =============

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                                                 BARDEN        BARDEN         BARDEN
                                                               MISSISSIPPI     COLORADO       NEVADA
                                                   PARENT      GAMING, LLC   GAMING, LLC    GAMING, LLC  ELIMINATION  CONSOLIDATED

REVENUES:
    Casino                                      $      --     $ 22,952,028   $  9,892,182  $  8,998,609  $            $ 41,842,819
    Rooms                                              --        2,110,610           --       1,698,765                  3,809,375
    Food and beverage                                  --        2,341,432        521,095     2,073,895                  4,936,422
    Other                                              --          325,545         72,208       629,949                  1,027,702
                                                -----------   ------------   ------------  ------------  -----------  ------------

        Gross Revenues                                 --       27,729,615     10,485,485    13,401,218         --      51,616,318

        less promotional allowances                    --       (5,320,535)    (1,423,696)   (1,566,234)                (8,310,465)
                                                -----------   ------------   ------------  ------------  -----------  ------------

        Net Revenues                                   --       22,409,080      9,061,789    11,834,984                 43,305,853

COSTS AND EXPENSES:
    Casino                                             --        7,814,426      2,557,076     4,700,235                 15,071,737
    Rooms                                              --          971,875           --       1,370,897                  2,342,772
    Food and beverage                                  --          779,222        287,748     1,797,863                  2,864,833
    Other                                              --           88,848        162,679       144,607                    396,134
    Gaming taxes                                       --        2,743,713      1,539,753       697,675                  4,981,141
    Advertising and promotion                          --        1,379,939        758,257       712,722                  2,850,918
    General and administrative                        8,175      2,897,863      1,128,437     2,395,040                  6,429,515
    Depreciation and amortization                   657,668      1,866,026        363,669       937,977                  3,825,340
    Loss on disposal of assets                         --             --            9,889          --                        9,889
                                                -----------   ------------   ------------  ------------  -----------  ------------

        Total costs and expenses                    665,843     18,541,912      6,807,508    12,757,016                 38,772,279
                                                -----------   ------------   ------------  ------------  -----------  ------------

        Operating income                           (665,843)     3,867,168      2,254,281      (922,032)                 4,533,574

OTHER INCOME (EXPENSE):
    Interest income                                  19,190          8,478          2,398         3,154                     33,220
    Interest expense                             (4,454,389)          --             --          (8,574)                (4,462,963)
    Other non-operating expense                     (10,931)          --             --            --                      (10,931)
    Equity in net income (loss) of subsidiaries   5,204,873           --             --            --     (5,204,873)         --
                                                -----------   ------------   ------------  ------------  -----------  ------------
        Total other income (expense)                758,743          8,478          2,398        (5,420)  (5,204,873)   (4,440,674)
                                                -----------   ------------   ------------  ------------  -----------  ------------


        Net income (loss)                       $    92,900   $  3,875,646   $  2,256,679  $   (927,452) $(5,204,873) $      92,900
                                                ===========   ============   ============  ============  ===========  =============

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)


                                                        BARDEN         BARDEN        BARDEN
                                                     MISSISSIPPI      COLORADO       NEVADA
                                        PARENT       GAMING, LLC    GAMING, LLC    GAMING, LLC   ELIMINATION     CONSOLIDATED

REVENUES:
  Casino                             $       --     $ 68,608,974   $ 27,666,361   $ 28,348,575   $       --     $ 124,623,910
  Rooms                                      --        6,271,670           --        5,565,092           --        11,836,762
  Food and beverage                          --        7,129,605      1,480,106      6,308,274           --        14,917,985
  Other                                      --        1,048,210        189,446      1,657,331           --         2,894,987
                                     ------------   ------------   ------------   ------------   ------------   -------------

    Gross Revenues                           --       83,058,459     29,335,913     41,879,272           --       154,273,644

    less promotional allowances              --      (16,543,257)    (4,366,452)    (4,358,429)          --       (25,268,138)
                                     ------------   ------------   ------------   ------------   ------------   -------------

    Net Revenues                             --       66,515,202     24,969,461     37,520,843           --       129,005,506

COSTS AND EXPENSES:
  Casino                                     --       23,776,579      7,471,672     13,950,433           --        45,198,684
  Rooms                                      --        2,609,641           --        4,174,590           --         6,784,231
  Food and beverage                          --        2,251,300        823,919      5,496,485           --         8,571,704
  Other                                      --          256,831        488,023        426,719           --         1,171,573
  Gaming taxes                               --        8,176,420      4,385,416      2,218,134           --        14,779,970
  Advertising and promotion                  --        4,285,805      2,336,443      3,282,298           --         9,904,546
  General and administrative               19,878      7,871,538      3,320,584      7,109,796           --        18,321,796
  Depreciation and amortization         1,930,193      5,481,301      1,091,005      2,203,006           --        10,705,505
  (Gain)/loss on disposal of assets          --           (6,542)        15,853           --             --             9,311
  Pre-opening expenses                    124,269           --             --             --             --           124,269
                                     ------------   ------------   ------------   ------------   ------------   -------------

    Total costs and expenses            2,074,340     54,702,873     19,932,915     38,861,461           --       115,571,589
                                     ------------   ------------   ------------   ------------   ------------   -------------

    Operating income                   (2,074,340)    11,812,329      5,036,546     (1,340,618)          --        13,433,917

OTHER INCOME (EXPENSE):
  Interest income                          53,988         22,925          7,778         10,333           --            95,024
  Interest expense                    (13,546,708)          --             (625)       (24,488)          --       (13,571,821)
  Other non-operating expense             (38,306)          --             --             --             --           (38,306)
  Equity in net income (loss)
    of subsidiaries                    15,524,180           --             --             --      (15,524,180)           --
                                     ------------   ------------   ------------   ------------   ------------   -------------
    Total other income (expense)        1,993,154         22,925          7,153        (14,155)   (15,524,180)    (13,515,103)
                                     ------------   ------------   ------------   ------------   ------------   -------------

    Net income (loss)                $    (81,186)  $ 11,835,254   $  5,043,699   $ (1,354,773)  $(15,524,180)  $     (81,186)
                                     ============   ============   ============   ============   ============   =============

                         MAJESTIC INVESTOR HOLDINGS, LLC
        CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 2002 (UNAUDITED)

                                                                   BARDEN         BARDEN      BARDEN
                                                                 MISSISSIPPI     COLORADO     NEVADA
                                                     PARENT      GAMING, LLC   GAMING, LLC  GAMING, LLC   ELIMINATION  CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $    (81,186) $ 11,835,254  $ 5,043,699  $(1,354,773) $(15,524,180) $    (81,186)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                            --       4,853,363      725,192    1,706,580          --       7,285,135
   Amortization                                       1,930,193       627,938      365,813      496,426          --       3,420,370
   Income from wholly-owned subsidiaries            (15,524,180)         --           --           --     15,524,180          --
   (Gain) loss on sale of assets                           --          (6,542)      15,853         --            --           9,311
Changes in operating assets and liabilities:
   Decrease in accounts receivable, net                 225,582       (64,340)      19,632      200,108          --         380,982
   (Increase) decrease in inventories                      --         (27,398)      60,580      114,449          --         147,631
   Increase in prepaid expenses                         (39,000)      (34,489)     (49,421)    (673,038)         --        (795,948)
   (Increase) decrease in other assets                1,035,122        24,864        2,597     (183,401)         --         879,182
   Increase (decrease) in accounts payable                 --        (287,968)     222,642     (157,802)         --        (223,128)
   Increase (decrease) in amounts due to related
     parties, net                                    (1,691,556)   (1,715,343)  (1,313,930)   1,540,681    (3,045,497)     (134,651)
   Decrease in accrued payroll and other expenses          --        (163,665)    (148,877)    (551,876)         --        (864,418)
   Increase in accrued interest                       4,719,957          --           --           --            --       4,719,957
   Increase (decrease) in other accrued
     liabilities                                     (1,143,834)      215,735    1,698,129     (631,308)         --         138,722
                                                   ------------  ------------  -----------  -----------  ------------  ------------

     Net cash provided by (used in) operating
     activities                                     (10,568,902)   15,257,409    6,641,909      506,046    (3,045,497)   14,881,959
                                                   ------------  ------------  -----------  -----------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, equipment and
     improvements                                          --      (1,820,112)    (963,452)  (1,134,737)         --      (3,918,301)
   Payment of acquisition related costs                (986,158)         --           --           --            --        (986,158)
   Proceeds from seller from purchase price
     adjustment                                       3,800,000          --           --           --            --       3,800,000
   Proceeds from sale of equipment                         --           6,542       37,325         --            --          43,867
                                                   ------------  ------------  -----------  -----------  ------------  ------------
     Net cash provided by (used in) investing
     activities                                       2,813,842    (1,813,570)    (926,127)  (1,134,737)         --      (1,060,592)
                                                   ------------  ------------  -----------  -----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit, net                               (6,500,000)         --           --           --            --      (6,500,000)
   Payment of 11.653% Senior Secured Notes
     issuance costs                                  (1,410,945)         --           --           --            --      (1,410,945)
   Cash paid to reduce long-term debt                      --            --           --       (104,808)         --        (104,808)
   Cash advances to/from affiliates, net             23,320,991   (13,709,447)  (6,566,047)        --     (3,045,497)          --
   Distribution to Barden Development, Inc.          (1,844,206)         --           --           --            --      (1,844,206)
                                                   ------------  ------------  -----------  -----------  ------------  ------------

     Net cash provided by (used in) financing
     activities                                      13,565,840   (13,709,447)  (6,566,047)    (104,808)  (3,045,497)    (9,859,959)
                                                   ------------  ------------  -----------  -----------  ------------  ------------

Net increase (decrease) in cash and cash
 equivalents                                          5,810,780      (265,608)    (850,265)    (733,499)         --       3,961,408
Cash and cash equivalents, beginning of period          498,363     8,452,344    3,795,722    4,958,386          --      17,704,815
                                                   ------------  ------------  -----------  -----------  ------------  ------------

Cash and cash equivalents, end of period           $  6,309,143  $  8,186,736  $ 2,945,457  $ 4,224,887  $       --    $ 21,666,223
                                                   ------------  ------------  -----------  -----------  ------------  ------------


NOTE 11. SUBSEQUENT EVENTS


     On October 17, 2002, the Company redeemed $865,000 of the 11.653% Senior Secured Notes at a discount to par of 87 3/4%, plus accrued interest of $38,359.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF FORWARD-LOOKING INFORMATION

         This quarterly report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "estimates", "plans", "intends", "will", "could" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations; the ability to successfully integrate the three Fitzgeralds casinos; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues, taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key executives; a significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; non-renewal of the Company's or any of its operating subsidiaries' gaming licenses from the appropriate governmental authorities in Nevada, Mississippi and Colorado; and future occurrences of terrorist attacks or other destabilizing events.

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

OVERVIEW

         The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses during the three and nine months ended September 30, 2002 and the combined results of operations of the three Fitzgeralds casino properties for the quarter and nine months ended September 30, 2001. All prior year comparative financial information for the Fitzgeralds properties has been derived from the predecessor's unaudited financial statements and other financial disclosures made to the public.

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

         On October 21, 2002, Jon S. Bennett was named as the Company's Vice President and Chief Financial Officer. Mr. Bennett will oversee all aspects of the Company's financial management, accounting and reporting processes for its four casinos and two hotels.

RESULTS OF OPERATIONS

         The following table sets forth information derived from the Company's consolidated statements of operations for the three and nine months ended September 30, 2002, and the combined statements of operations for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company for the quarter and three quarters ended September 30, 2001, expressed as a percentage of gross revenues.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                                                       (dollars in thousands)

                                       SUCCESSOR            PREDECESSOR            SUCCESSOR                  PREDECESSOR
                                   ------------------      -------------       -----------------          --------------------
                                   THREE MONTHS ENDED      QUARTER ENDED       NINE MONTHS ENDED          THREE QUARTERS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,             SEPTEMBER 30,
                                         2002                  2001                    2002                     2001
                                   -------------------------------------------------------------------------------------------
          Gross Revenues           $  51,616            $          51,468      $          154,274        $         153,428
          Operating Income         $   4,534            $           8,614      $           13,434        $          24,023
          Adjusted EBITDA (1)      $   8,369            $           7,693      $           24,273        $          24,124

                                  CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES
                                       SUCCESSOR            PREDECESSOR           SUCCESSOR                   PREDECESSOR
                                   ------------------      -------------       -----------------          --------------------
                                   THREE MONTHS ENDED      QUARTER ENDED       NINE MONTHS ENDED          THREE QUARTERS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,               SEPTEMBER 30,
                                         2002                   2001                 2002                        2001
                                   -------------------------------------------------------------------------------------------
REVENUES:
  Casino                                81.0 %                       81.0 %                  80.7 %                   80.3 %
  Rooms                                  7.4 %                        7.6 %                   7.7 %                    8.0 %
  Food and beverage                      9.6 %                        9.7 %                   9.7 %                    9.8 %
  Other                                  2.0 %                        1.7 %                   1.9 %                    1.9 %
                                   ----------              ---------------     -------------------        -----------------
    Gross Revenues                     100.0 %                      100.0 %                 100.0 %                  100.0 %
    less promotional allowances        (16.1)%                      (15.8)%                 (16.4)%                  (15.5)%
                                   ----------              ---------------     -------------------        -----------------
    Net Revenues                        83.9 %                       84.2 %                  83.6 %                   84.5 %
COSTS AND EXPENSES:
  Casino                                29.2 %                       27.3 %                  29.3 %                   27.5 %
  Rooms                                  4.5 %                        5.1 %                   4.4 %                    5.3 %
  Food and beverage                      5.6 %                        5.6 %                   5.6 %                    5.7 %
  Other                                  0.8 %                        0.9 %                   0.8 %                    0.9 %
  Gaming taxes                           9.7 %                        9.6 %                   9.6 %                    9.4 %
  Advertising and promotion              5.5 %                        7.3 %                   6.4 %                    7.4 %
  General and administrative            12.5 %                       11.1 %                  11.9 %                   12.6 %
  Depreciation and amortization          7.4 %                          - %                   6.9 %                      - %
  Reorganization items                     - %                        0.3 %                     - %                    0.1 %
  (Gain)/loss on disposal of assets      0.0 %                        0.2 %                   0.0 %                    0.1 %
  Pre-opening expenses                     - %                          - %                   0.1 %                      - %
                                   ----------              ---------------     -------------------        -----------------
    Total costs and expenses            75.2 %                       67.4 %                  75.0 %                   69.0 %
                                   ----------              ---------------     -------------------        -----------------
    Operating income                     8.7 %                       16.8 %                   8.6 %                   15.5 %
OTHER INCOME (EXPENSE):
  Interest income                       (0.0)%                        0.0 %                  (0.0)%                    0.0 %
  Interest expense                      (8.6)%                       (0.0)%                  (8.8)%                   (0.0)%
  Other non-operating expense           (0.0)%                        0.0 %                  (0.0)%                    0.0 %
                                   ----------              ---------------     -------------------        -----------------
    Total other income (expense)        (8.6)%                        0.0 %                  (8.8)%                    0.0 %
                                   ----------              ---------------     -------------------        -----------------
    Net income (loss)                    0.1 %                       16.8 %                  (0.2)%                   15.5 %
                                   ==========              ===============     ==================         =================
Adjusted EBITDA:  (1)                   16.2 %                       15.0 %                  15.7 %                  15.7% %


NOTES:
(1) Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, (gain)/loss on sale of assets, other non-operating expenses and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos and reorganization items related to the bankruptcy of the predecessor company) is presented solely as a supplemental disclosure to assist in the evaluation of the Company's ability to generate cash flow. In particular, the Company believes that an analysis of Adjusted EBITDA enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

     Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

THREE MONTHS ENDED SEPTEMBER 30, 2002 (SUCCESSOR) COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001 (PREDECESSOR)

         For the three and nine months ended September 30, 2002, the Company utilized a calendar financial reporting period resulting in ninety-two and two hundred seventy three days of operations, as compared to the period ended September 30, 2001, in which a "4-4-5" (weeks) reporting period was used resulting in ninety-one and two hundred seventy three days of operations. The Company believes that the additional day of operations in the prior year period does not have a significant impact on the comparability of financial information used in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Consolidated gross revenues for the three months ended September 30, 2002 amounted to approximately $51,616,000, an increase of approximately $148,000, or 0.3%, from gross revenues recorded in the quarter ended September 30, 2001. For the three months ended September 30, 2002, gross revenues for Fitzgeralds Tunica accounted for $27,730,000, or 53.7% of consolidated gross revenues, Fitzgeralds Black Hawk accounted for $10,485,000, or 20.3% of consolidated gross revenues and Fitzgeralds Las Vegas accounted for $13,401,000, or 26.0% of consolidated gross revenues, compared to $25,758,000, or 50.0%, $11,448,000, or 22.2% and $14,262,000, or 27.8%, respectively, for the quarter ended September 30, 2001.

         The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues for the three months ended September 30, 2002 totaled approximately $41,843,000, or 81.0% of consolidated gross revenues, of which slot machines accounted for approximately $37,444,000, or 89.5%, and table games accounted for approximately $4,399,000, or 10.5%, compared to $41,676,000, or 81.0% of consolidated gross revenues, of which slot machines accounted for approximately $37,418,000, or 89.8%, and table games accounted for approximately $4,258,000, or 10.2%, for the quarter ended September 30, 2001. Casino revenues attributed to Fitzgeralds Tunica were $22,952,000, or 82.8% of its gross revenues, of which $20,758,000, or 90.4%, were derived from slot machine revenues, and $2,194,000, or 9.6%, were derived from table games revenues for the three months ended September 30, 2002, compared to $21,027,000, or 81.6% of its gross revenues, of which $18,832,000, or 89.6%, were derived from slot machines revenues, and $2,195,000, or 10.4%, were derived from table games revenues for the quarter ended September 30, 2001. Casino revenues attributed to Fitzgeralds Black Hawk were $9,892,000, or 94.3% of its gross revenues, of which $9,700,000, or 98.1%, were derived from slot machine revenues, and $192,000, or 1.9%, were derived from table game revenues for the three months ended September 30, 2002 compared to $10,697,000, or 93.4% of its gross revenues, of which $10,476,000, or 97.9%, were attributed to slot machine revenues and $221,000, or 2.1% were derived from table game revenues for the quarter ended September 30, 2001. Casino revenues attributed to Fitzgeralds Las Vegas were $8,999,000, or 67.1% of its gross revenues, of which $6,986,000, or 77.6%, were derived from slot machine revenues, and $2,013,000, or 22.4%, were derived from table game revenues for the three months ended September 30, 2002, compared to casino revenues of $9,951,000, or 69.8% of its gross revenues, of which $8,110,000, or 81.5%, were attributed to slot machines revenues and $1,841,000, or 18.5%, were derived from table game revenues for the quarter ended September 30, 2001.

         The consolidated average number of slot machines in operation was 2,871 during the three months ended September 30, 2002 compared to 2,948 during the quarter ended September 30, 2001. Fitzgeralds Tunica accounted for 1,375, or 47.9%, Fitzgeralds Black Hawk accounted for 591, or 20.6%, and Fitzgeralds Las Vegas accounted for 905, or 31.5%. The consolidated average win per slot machine per day was approximately $142 for the three months ended

September 30, 2002, with an average of approximately $164, $178 and $84 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to approximately $148, $193 and $93, respectively, for the quarter ended September 30, 2001. The consolidated average number of table games in operation during the three months ended September 30, 2002 was 65, of which Tunica accounted for 34, or 52.3%, Fitzgeralds Black Hawk accounted for 6, or 9.2%, and Fitzgeralds Las Vegas accounted for 25, or 38.5%, compared to 62, of which Tunica accounted for 33, or 53.2%, Fitzgeralds Black Hawk accounted for 6, or 9.7%, and Fitzgeralds Las Vegas accounted for 23, or 37.1%, during the quarter ended September 30, 2001. The consolidated average win per table game per day during the three months ended September 30, 2002 was approximately $688, with an average of approximately $701, $348 and $751 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to approximately $713, with an average of approximately $731, $405 and $767 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively during the quarter ended September 30, 2001. With respect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the three months ended September 30, 2002 was approximately $3,809,000, or 7.4% of gross revenues, compared to approximately $3,911,000 or 7.6%, for the quarter ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $2,110,000, or 55.4%, with 507 rooms and Fitzgeralds Las Vegas accounted for $1,699,000, or 44.6%, with 638 rooms, compared to $2,107,000, or 53.9%, at Fitzgeralds Tunica and $1,804,000, or 46.1% at Fitzgeralds Las Vegas during the quarter ended September 30, 2001. During the three months ended September 30, 2002, at Fitzgeralds Tunica the average daily rate was $48 and the occupancy rate was 97.7% and at Fitzgeralds Las Vegas the average daily rate was $33 and the occupancy rate was 88.6%, compared to $47 and 95.6% at Fitzgeralds Tunica and $34 and 92.4% at Fitzgeralds Las Vegas during the quarter ended September 30, 2001.

         Consolidated food and beverage revenues for the three months ended September 30, 2002 amounted to $4,936,000, or 9.6% of consolidated gross revenues, compared to $4,984,000, or 9.7%, for the quarter ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $2,341,000, or 47.4%, Fitzgeralds Black Hawk accounted for $521,000, or 10.6%, and Fitzgeralds Las Vegas accounted for $2,074,000, or 42.0%, compared to $2,298,000, or 46.1%,
$686,000, or 13.8%, and $2,000,000, or 40.1%, respectively, during the quarter ended September 30, 2001.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $1,028,000, or 2.0% of consolidated gross revenues for the three months ended September 30, 2002, compared to $896,000, or 1.7% of consolidated gross revenues during the quarter ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $325,000, or 31.7%, Fitzgeralds Black Hawk accounted for approximately $72,000, or 7.0%, and Fitzgeralds Las Vegas accounted for $630,000, or 61.3%, compared to $326,000, or 36.2%, $65,000, or 7.2%, and $507,000, or 56.6%, respectively, during the quarter ended September 30, 2001.

         Consolidated promotional allowances included in the consolidated gross revenues for the three months ended September 30, 2002, were $8,311,000, or 16.1% of consolidated gross revenues compared to $8,155,000, or 15.8% of consolidated gross revenues during the quarter ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $5,321,000, or 64.0%, Fitzgeralds Black Hawk accounted for $1,424,000, or 17.1%, and Fitzgeralds Las Vegas accounted for $1,566,000, or 18.9%, compared to $4,645,000, or 57.0%, $1,923,000, or 23.6%, and $1,587,000, or 19.4%, respectively, during the quarter ended September 30, 2001.

         Consolidated casino operating expenses for the three months ended September 30, 2002, were $15,072,000, or 29.2% of consolidated gross revenues and 36.0% of casino revenues compared to $14,055,000, or 27.3% of consolidated gross revenues and 33.7% of consolidated casino revenues during the quarter ended September 30, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $7,815,000, or 51.8%, Fitzgeralds Black Hawk accounted for $2,557,000, or 17.0%, and Fitzgeralds Las Vegas accounted for $4,700,000, or 31.2%.

         Consolidated general and administrative expenses for the three months ended September 30, 2002 were $6,430,000, or 12.5% of consolidated gross revenues compared to $5,707,000, or 11.1% for the quarter ended September 30, 2001. During the three months ended September 30, 2002, Fitzgeralds Tunica accounted for $2,898,000, or 45.1%, Fitzgeralds Black Hawk accounted for $1,129,000, or 17.6%, Fitzgeralds Las Vegas accounted for $2,395,000, or 37.3% and unallocated corporate expenses accounted for approximately $8,000.

         Consolidated depreciation and amortization for the three months ended September 30, 2002 was approximately $3,825,000, or 7.4% of consolidated gross revenues compared to $0 in the quarter ended September 30, 2001. The increase of $3,825,000 was due to the discontinuance of the recognition of depreciation and amortization by Fitzgeralds Gaming Corporation subsequent to the filing of the Bankruptcy Cases on December 5, 2000. During the three months ended September 30, 2002, Fitzgeralds Tunica accounted for $1,866,000, or 48.8%, Fitzgeralds Black Hawk accounted for $364,000, or 9.5%, and Fitzgeralds Las Vegas accounted for $938,000, or 24.5% of consolidated depreciation and amortization expense. Corporate amortization of deferred financing costs accounted for $657,000, or 17.2% of consolidated depreciation and amortization expense. Of the consolidated depreciation and amortization expense, approximately $2,475,000, or 64.7%, is depreciation expense, and $1,350,000, or 35.3%, is amortization expense.

         Consolidated operating income for the three months ended September 30, 2002 was $4,534,000, or 8.7% of consolidated gross revenues compared to $8,614,000, or 16.8% for the quarter ended September 30, 2001. The $4,080,000 decrease was primarily due to the discontinuance of the recognition of depreciation and amortization by the predecessor in the prior year. Fitzgeralds Tunica accounted for operating income of $3,867,000, or 85.3%, Fitzgeralds Black Hawk accounted for operating income of $2,254,000, or 49.7%, Fitzgeralds Las Vegas accounted for operating loss of $922,000, or (20.3)%, and the unallocated corporate loss principally for amortization was $666,000, or (14.7)% of consolidated operating income for the quarter ended September 30, 2002, compared to $5,249,000, or 60.9%, $2,649,000, or 30.8%, a loss of $281,000, or (3.3)%, and intercompany eliminations of $997,000, or 11.7%, respectively, for the quarter ended September 30, 2001.

         Consolidated net interest expense for the three months ended September 30, 2002 was approximately $4,430,000, or 8.6% of consolidated gross revenues compared to approximately $2,000 of net interest income during the quarter ended September 30, 2001. The $4,432,000 increase is attributable to interest expense associated with the 11.653% Senior Secured Notes. The predecessor companies discontinued accruing interest on their debt on December 5, 2000 with the commencement of the Bankruptcy Cases. Fitzgeralds Tunica accounted for interest income of $8,000, Fitzgeralds Black Hawk accounted for interest income of $2,000, Fitzgeralds Las Vegas accounted for net interest expense of $5,000 and the unallocated corporate net interest expense primarily associated with the 11.653% Senior Secured Notes was approximately

$4,435,000 during the three months ended September 30, 2002 compared to net interest expense of approximately $0, $0 and $2,000, respectively, during the quarter ended September 30, 2001.

         As a result of the foregoing, the Company realized a consolidated net income of approximately $93,000 for the three months ended September 30, 2002 compared to net income of approximately $8,626,000 for the quarter ended September 30, 2001. The $8,533,000 or 98.9% decrease is principally attributed to an increase in depreciation and amortization expense and interest expense, as previously discussed.

         Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Consolidated Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, (gain)/loss on sale of assets, other non-operating expenses and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos and reorganization items related to the bankruptcy of the predecessor company. Consolidated Adjusted EBITDA for the three months ended September 30, 2002 was $8,369,000 of which Fitzgeralds Tunica accounted for $5,733,000, Fitzgeralds Black Hawk accounted for $2,628,000, Fitzgeralds Las Vegas accounted for $16,000 and approximately $(8,000) was associated with unallocated corporate general and administrative expenses. Consolidated Adjusted EBITDA for the quarter ended September 30, 2001 was $7,693,000 of which Fitzgeralds Tunica accounted for $5,200,000, Fitzgeralds Black Hawk accounted for $2,641,000 and Fitzgeralds Las Vegas accounted for $(148,000). Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

NINE MONTHS ENDED SEPTEMBER 30, 2002 (SUCCESSOR) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001 (PREDECESSOR)

         Consolidated gross revenues for the nine months ended September 30, 2002 amounted to approximately $154,274,000, an increase of $846,000, or 0.6%, from consolidated gross revenues recorded in the nine month period ended September 30, 2001. For the nine months ended September 30, 2002, gross revenues for Fitzgeralds Tunica accounted for $83,059,000, or 53.8% of consolidated gross revenues, Fitzgeralds Black Hawk accounted for $29,336,000, or 19.0% of gross revenues and Fitzgeralds Las Vegas accounted for $41,879,000, or 27.2% of consolidated gross revenues, compared to $77,381,000, or 50.4%, $31,292,000, or 20.4%, and $44,755,000, or 29.2%, respectively, for the nine month period ended September 30, 2001.

         The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues for the nine months ended September 30, 2002 totaled approximately $124,624,000, or 80.7% of consolidated gross revenues, of which slot machines accounted for approximately $110,609,000, or 88.8%, and table games accounted for approximately $14,015,000, or 11.2%, compared to casino revenues of approximately $123,242,000, or 80.3% of consolidated gross revenues, of which slot machines accounted for approximately $109,525,000, or 88.9%, and table games accounted for approximately $13,717,000, or 11.1%, for the nine month period ended September 30, 2001. Casino revenues attributed to Fitzgeralds Tunica were $68,609,000, or 82.6% of its gross revenues, of which $61,581,000, or 89.8%, were derived from slot machine revenues and $7,028,000, or 10.2%, were derived from table games revenues for the nine months ended September 30, 2002, compared to casino revenues of approximately $63,471,000, or 82.0% of its gross revenues, of which $56,480,000, or 89.0%, were derived from slot machine revenues and $6,991,000, or 11.0%, were derived from table games revenues for the nine month period ended September 30, 2001. Casino revenues attributed to Fitzgeralds Black Hawk were $27,666,000, or 94.3% of its gross revenues, of which $27,126,000, or 98.0%, were derived from slot machine revenues, and $540,000, or 2.0%, were derived from table game revenues for the nine months ended September 30, 2002, compared to casino revenues of approximately $29,209,000, or 93.3% of its gross revenues, of which $28,563,000, or 97.8%, were derived from slot machines revenues and $646,000, or 2.2%, were derived from table games revenues for the nine month period ended September 30, 2001. Casino revenues attributed to Fitzgeralds Las Vegas were $28,349,000, or 67.7% of its gross revenues, of which $21,902,000, or 77.3%, were derived from slot machine revenues, and $6,447,000, or 22.7%, were derived from table game revenues for the nine months ended September 30, 2002, compared to casino revenues of approximately $30,562,000, or 68.3% of its gross revenues, of which $24,482,000 or 80.1%, were derived from slot machine revenues and $6,080,000, or 19.9%, were derived from table games revenues for the nine month period ended September 30, 2001.

         The consolidated average number of slot machines in operation was 2,877 during the nine months ended September 30, 2002, compared to 2,899 during the nine month period ended

September 30, 2001. Fitzgeralds Tunica accounted for 1,378, or 47.9%, Fitzgeralds Black Hawk accounted for 593 or 20.6% and Fitzgeralds Las Vegas accounted for 906 or 31.5%. The consolidated average win per slot machine per day was approximately $141 for the nine months ended September 30, 2002, with an average of approximately $164, $168 and $89 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to $138 for the nine months ended September 30, 2001, with an average of approximately $155, $176 and $93, respectively, for the nine month period ended September 30, 2001. The consolidated average number of table games in operation during the nine months ended September 30, 2002 was 64, of which Tunica accounted for 34, or 53.1%, Fitzgeralds Black Hawk accounted for 6, or 9.4%, and Fitzgeralds Las Vegas accounted for 24, or 37.5%, compared to 63 during the nine months ended September 30, 2001, of which Tunica accounted for 34, or 54.0%, Fitzgeralds Black Hawk accounted for 6, or 9.5%, and Fitzgeralds Las Vegas accounted for 23, or 36.5%. The consolidated average win per table game per day during the nine months ended September 30, 2002 was approximately $748, with an average of approximately $752, $330 and $845 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to approximately $752, with an average of approximately $761, $394 and $832 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively during the nine month period ended September 30, 2001. At Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

         Consolidated room revenues for the nine months ended September 30, 2002 was approximately $11,837,000, or 7.7% of gross revenues compared to approximately $12,309,000 or 8.0% for the nine month period ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $6,272,000, or 53.0% with 507 rooms and Fitzgeralds Las Vegas accounted for $5,565,000, or 47.0%, with 638 rooms compared to $6,182,000 or 50.2% at Fitzgeralds Tunica and $6,127,000 or 49.8% at Fitzgeralds Las Vegas during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, at Fitzgeralds Tunica the average daily rate was $49 and the occupancy rate was 95.1% and at Fitzgeralds Las Vegas the average daily rate was $36 and the occupancy rate was 88.8% compared to the $48 and 93.3% and $38 and 93.6%, respectively during the nine month period ended September 30, 2001.

         Consolidated food and beverage revenues for the nine months ended September 30, 2002 amounted to $14,918,000, or 9.7% of consolidated gross revenues compared to $14,995,000 or 9.8% of consolidated gross revenues for the nine months ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $7,130,000, or 47.8%, Fitzgeralds Black Hawk accounted for $1,480,000, or 9.9% and Fitzgeralds Las Vegas accounted for $6,308,000, or 42.3% during the nine months ended September 30, 2002, compared to $6,833,000 or 45.6%, $1,847,000 or 12.3% and $6,315,000 or 42.1%, respectively, during the nine month period ended September 30, 2001.

         Other consolidated revenues consisted primarily of commission and retail income and totaled approximately $2,895,000, or 1.9% of consolidated gross revenues for the nine months ended September 30, 2002 compared to $2,883,000, or 1.9% of consolidated gross revenues during the nine month period ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $1,048,000 or 36.2%, Fitzgeralds Black Hawk accounted for approximately $190,000 or 6.6%, and Fitzgeralds Las Vegas accounted for $1,657,000, or 57.2% during the nine months ended September 30, 2002, compared to $896,000 or 31.1%, $236,000 or 8.2% and $1,751,000 or 60.7%, respectively, during the nine month period ended September 30, 2001.

         Consolidated promotional allowances included in the consolidated gross revenues for the nine months ended September 30, 2002, were $25,268,000, or 16.4% of consolidated gross revenues compared to $23,736,000, or 15.5% of consolidated gross revenues during the nine month period ended September 30, 2001. Of this amount, Fitzgeralds Tunica accounted for $16,543,000, or 65.5%, Fitzgeralds Black Hawk accounted for $4,367,000, or 17.3%, and Fitzgeralds Las Vegas accounted for $4,358,000, or 17.2%, during the nine months ended June 30, 2002, compared to $14,205,000, or 59.9%, $5,376,000, or 22.6% and $4,155,000 or 17.5%, respectively, during the nine month period ended September 30, 2001.

         Consolidated casino operating expenses for the nine months ended September 30, 2002, were $45,199,000, or 29.3% of consolidated gross revenues and 36.3% of consolidated casino revenues compared to $42,181,000, or 27.5% of consolidated gross revenues and 34.2% of consolidated casino revenues during the nine month period ended September 30, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $23,777,000, or 52.6%, Fitzgeralds Black Hawk accounted for $7,472,000, or 16.5%, and Fitzgeralds Las Vegas accounted for $13,950,000, or 30.9%, during the nine months ended September 30, 2002, compared to $20,987,000, or 49.8%, $7,612,000, or 18.0% and $13,582,000, or 32.2%, respectively, during the nine month period ended September 30, 2001.

         Consolidated general and administrative expenses for the nine months ended September 30, 2002 were $18,322,000, or 11.9% of consolidated gross revenues, compared to $19,306,000, or 12.6%, for the nine month period ended September 30, 2001. During the nine months ended September 30, 2002 Fitzgeralds Tunica accounted for $7,871,000, or 43.0%, Fitzgeralds Black Hawk accounted for $3,321,000, or 18.1%, Fitzgeralds Las Vegas accounted for $7,110,000, or 38.9% and unallocated corporate expenses accounted for approximately $20,000, compared to $8,415,000, or 43.6%, $3,539,000, or 18.3% and $7,352,000, or 38.1%,
respectively, during the nine month period ended September 30, 2001.

         Consolidated depreciation and amortization for the nine months ended September 30, 2002 was approximately $10,705,000, or 6.9% of consolidated gross revenues compared to $0 in the nine month period ended September 30, 2001. The increase of $10,705,000 was due to the discontinuance of the recognition of depreciation and amortization by the predecessor company subsequent to the filing of the bankruptcy cases on December 5, 2000. During the nine months ended September 30, 2002, Fitzgeralds Tunica accounted for $5,481,000, or 51.2%, Fitzgeralds Black Hawk accounted for $1,091,000, or 10.2%, and Fitzgeralds Las Vegas accounted for $2,203,000, or 20.6%. Corporate amortization of deferred financing costs accounted for $1,930,000, or 18.0% of consolidated depreciation and amortization expense. Of the consolidated depreciation and amortization expense, approximately $7,285,000, or 68.1%, is depreciation expense, and $3,420,000, or 31.9%, is amortization expense.

         Consolidated operating income for the nine months ended September 30, 2002 was $13,434,000, or 8.6% of consolidated gross revenues compared to $24,023,000 or 15.7% for the nine month period ended September 30, 2001. The $10,589,000 decrease is primarily due to the discontinuance of the recognition of depreciation and amortization by the predecessor in the prior year. Fitzgeralds Tunica accounted for operating income of $11,812,000, or 87.9%, Fitzgeralds Black Hawk accounted for operating income of $5,037,000, or 37.5%, Fitzgeralds Las Vegas accounted for operating loss of $1,341,000, or (10.0%), and the unallocated corporate loss principally for amortization was $2,074,000 or (15.4%) of consolidated operating income for the nine months ended September 30, 2002.

         Consolidated net interest expense for the nine months ended September 30, 2002 was approximately $13,477,000 or 8.8% of consolidated gross revenues compared to $7,000 net interest expense during the period ended September 30, 2001. The $13,470,000 increase is attributable to interest expense associated with the 11.653% Senior Secured Notes. The predecessor companies discontinued accruing interest on their debt on December 5, 2000 with the commencement of the Bankruptcy Cases. Fitzgeralds Tunica accounted for interest income of $23,000, Fitzgeralds Black Hawk accounted for net interest income of $7,000, Fitzgeralds Las Vegas accounted for net interest expense of $14,000 and the unallocated corporate net interest expense associated with the 11.653% Senior Secured Notes was approximately $13,493,000 during the nine months ended September 30, 2002 compared to net interest expense of $5,000, $4,000 and net interest income of $2,000 respectively, for the nine month period ended September 30, 2001.

         As a result of the foregoing, the Company realized a consolidated net loss of $81,000 for the nine months ended September 30, 2002 compared to net income of $24,047,000 during the nine months ended September 30, 2001. The $24,128,000 decrease in net income is principally attributed to an increase in depreciation and amortization expense and interest expense as previously discussed.

         Adjusted EBITDA is presented solely as a supplemental disclosure and is used by the Company to assist in the evaluation of the cash generating ability of its gaming business. Consolidated Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, (gain)/loss on sale of assets, other non-operating expenses and excluding pre-opening costs associated with the acquisition of the Fitzgeralds casinos and reorganization items related to the bankruptcy of the predecessor company. Consolidated Adjusted EBITDA for the nine months ended September 30, 2002 was $24,273,000, of which Fitzgeralds Tunica accounted for $17,287,000, Fitzgeralds Black Hawk accounted for $6,144,000, Fitzgeralds Las Vegas accounted for $862,000 and approximately $(20,000) was associated with unallocated corporate general and administrative expenses. Adjusted EBITDA should be viewed only in conjunction with all of the Company's financial data and statements, and should not be construed as an alternative either to income from operations (as an indicator of the Company's operating performance) or to cash flows from operating activities as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had cash and cash equivalents of approximately $21.7 million. Cash and cash equivalents included $6.3 million at Majestic Investor Holdings, LLC, $8.2 million at Fitzgeralds Mississippi, $3.0 million at Fitzgeralds Black Hawk and $4.2 million at Fitzgeralds Las Vegas.

         The Company has met its capital requirements to date through net cash from operations and proceeds of $3.8 million from Fitzgeralds Gaming Corporation related to the purchase price adjustment on certain assets and liabilities acquired on December 6, 2001. For the nine months ended September 30, 2002, net cash provided by operating activities totaled approximately $14.9 million. For the nine months ended September 30, 2002, cash used by investing activities totaled approximately $1.1 million. For the nine months ended September 30, 2002, cash used by financing activities totaled approximately $9.9 million. Approximately $6.5 million was repaid on the outstanding line of credit and approximately $1.4 million was expended for professional fees related to the issuance of the Company's 11.653% Senior Secured Notes during the nine months ended September 30, 2002. As of November 14, 2002, there are no outstanding borrowings under the Company's $15.0 million credit facility. Also during the nine months ended September 30, 2002, cash distributions were made to BDI, Inc. under the Management Agreement totaling approximately $1.8 million.

         In connection with the issuance by the Company of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, the Company entered in a registration rights agreement pursuant to which the Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the

"Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement requires the Company to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and the Company is required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, the Company made its initial liquidated damages payment of $61,053 to the holders of the Notes. The final liquidated damages payment of $114,474 will be paid to the holders of the Unregistered Notes with the next scheduled interest payment on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and was completed on Friday, September 6, 2002 at 5p.m. Eastern Standard Time. On October 17, 2002, the Company redeemed $865,000 of the 11.653% Senior Secured Notes at a discount to par of 87 3/4%, plus accrued interest of $38,359.

         Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Company's 11.653% Senior Secured Notes and other permitted indebtedness for the year 2002. No assurance can be given, however, that such proceeds and operating cash flow, in light of increased competition will be sufficient for such purposes. If necessary and to the extent permitted under the Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. Management does not expect SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 will have no impact on historical consolidated financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES



         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II     OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit
                  Numbers                            Description
                  -------                            -----------

                  10.1 Employment Agreement dated as of October 21, 2002 by and between the Company and Jon Scott Bennett, filed herewith.

                  99.1                 Certification Pursuant to 18 U.S.C.
                                       Section 1350, as Adopted Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002

                  99.2                 Certification Pursuant to 18 U.S.C.
                                       Section 1350, as Adopted Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002

         (b) On August 8, 2002, the Company filed a Report on Form 8-K under Item 9 announcing an offer to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007. On September 9, 2002, the Company filed a Report on Form 8-K under Item 9 announcing the successful completion of the exchange offer.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAJESTIC INVESTOR HOLDINGS, LLC


By:   /s/ Don H. Barden                                        November 13, 2002
    ---------------------------------------------------------
    Don H. Barden, President and Chief Executive Officer




By:  /s/ Jon S. Bennett                                        November 13, 2002
    ----------------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)



MAJESTIC INVESTOR CAPITAL CORP.


By:  /s/ Don H. Barden                                         November 13, 2002
    ---------------------------------------------------------
    Don H. Barden, President and Chief Executive Officer




By:  /s/ Jon S. Bennett                                        November 13, 2002
    ----------------------------------------------------------
    Jon S. Bennett, Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Don H. Barden, certify that:



1. I have reviewed this quarterly report on Form 10-Q of Majestic Investor Holdings, LLC and Majestic Investor Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002




/s/ Don H. Barden
-----------------------------------------
Don H. Barden
President and Chief Executive Officer

I, Jon S. Bennett, certify that:



1. I have reviewed this quarterly report on Form 10-Q of Majestic Investor Holdings, LLC and Majestic Investor Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002




/s/ Jon S. Bennett
-----------------------------------------
Jon S. Bennett
Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Numbers                             Description
-------                             -----------

  10.1 Employment Agreement dated as of October 21, 2002 by and between the Company and Jon Scott Bennett, filed herewith.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002