Form 10-K
period 2002-12-31
MAJESTIC INVESTOR HOLDINGS LLC; MAJESTIC INVESTOR CAPITAL CORP
filed 2003-03-31
CIK 1164766, 1164765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission file number: 333-81584

DELAWARE              MAJESTIC INVESTOR HOLDINGS, LLC           33-4468392

DELAWARE              MAJESTIC INVESTOR CAPITAL CORP.           36-4471622

(State or other        (Exact name of registrant as          (I.R.S. Employer
jurisdiction of          specified in its charter)           Identification No.)
incorporation or
organization)
                           ONE BUFFINGTON HARBOR DRIVE
                                  GARY, INDIANA
                                   46406-3000
                                 (219) 977-7823

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

Yes        X               No
         -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes                        No       X
         -----                    -----

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: Not Applicable. The Company has no publicly traded equity securities.

The number of shares of common stock issued and outstanding:  Not Applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         MAJESTIC INVESTOR HOLDINGS, LLC
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
Item 1.   Business................................................................  1

Item 2.   Properties.............................................................. 25

Item 3.   Legal Proceedings....................................................... 26

Item 4.   Submission of Matters to a Vote of Security Holders..................... 27

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters... 27

Item 6.   Selected Consolidated Financial Data.................................... 27

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................... 29

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............. 52

Item 8.   Consolidated Financial Statements and Supplementary Data................ 53

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.................................................... 53

                                    PART III

Item 10.  Directors and Executive Officers of Registrant.......................... 54

Item 11.  Executive Compensation.................................................. 55

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters......................................... 56

Item 13.  Certain Relationships and Related Transactions.......................... 58

Item 14.  Controls and Procedures................................................. 59

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 59

SIGNATURES........................................................................ S-1

CERTIFICATIONS.................................................................... C-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

            Majestic Investor Holdings, LLC (the "Company" or the "Registrant," which may also be referred to as "Investor Holdings," "we," "us" or "our") was formed on September 14, 2001 as a Delaware limited liability company. The Company is a multi-jurisdictional gaming company that owns and operates three Fitzgeralds-brand casino-hotels located in Tunica County, Mississippi ("Fitzgeralds Tunica"), Black Hawk, Colorado ("Fitzgeralds Black Hawk") and downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"). As of March 31, 2003, the Fitzgeralds properties collectively contain approximately 2,836 slot machines, 65 table games and 1,145 hotel rooms.

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

            We are wholly-owned by Majestic Investor, LLC, which was formed on September 12, 2000 as a Delaware limited liability company ("Investor"). Investor is owned by The Majestic Star Casino, LLC, which was formed on December 8, 1993 as an Indiana limited liability company ("Majestic Star"). Majestic Star is the owner and operator of a riverboat casino located at Buffington Harbor in Gary, Indiana. Majestic Star is wholly-owned by Barden Development, Inc., an Indiana corporation and Manager of Majestic Star ("BDI"). BDI is wholly-owned by Don H. Barden, our Manager, Chairman, President and Chief Executive Officer.

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

            On December 6, 2001, we (i) issued the Investor Holdings Senior Secured Notes to fund the acquisition of the Fitzgeralds properties and (ii) entered into a $15.0 million credit facility with Foothill Capital Corporation (the "Investor Holdings Credit Facility"). The Investor Holdings Senior Secured Notes and the Investor Holdings Credit Facility are collateralized by substantially all of the Fitzgeralds assets other than certain excluded assets. Because each of Investor, the Company, Barden Colorado, Barden Nevada and Barden Mississippi are "unrestricted subsidiaries" under the indenture (the "Majestic Star Indenture") governing Majestic Star's 10 7/8% Senior Secured Notes (the "Majestic Star Senior Secured Notes") and Majestic

Star's $20.0 million credit facility (the "Majestic Star Credit Facility"), their assets are excluded from the collateral securing the Majestic Star Senior Secured Notes and the Majestic Star Credit Facility. As such, none of the Fitzgeralds assets serve as collateral for the Majestic Star Senior Secured Notes or the Majestic Star Credit Facility. Similarly, none of the Majestic Star Casino assets serve as collateral for the Investor Holdings Senior Secured Notes or the Investor Holdings Credit Facility. Accordingly, Majestic Star's noteholders and the Majestic Star Credit Facility are collateralized primarily by the assets of the riverboat casino and gaming facility in Gary, Indiana and Majestic Star's noteholders and lender have no recourse to the Fitzgeralds assets. Similarly, the Investor Holdings' noteholders and the Investor Holdings Credit Facility are secured primarily by the Fitzgeralds assets and Investor Holdings' noteholders and lender have no recourse to the Majestic Star assets. In addition, Majestic Star and certain of its subsidiaries are prohibited from providing cash or credit support to Investor Holdings or its subsidiaries or to Investor. Investor Holdings and its subsidiaries and Investor also are prohibited from engaging in transactions with Majestic Star and certain of its subsidiaries other than on an arm's length basis and in accordance with certain other prescribed conditions.

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

            The Company believes that such an approach to business creates a comfortable, familiar and friendly environment that promotes customer loyalty and satisfaction, enhances playing time, leads to a higher rate of repeat business and is the basis for the further development of the Company's gaming brand and its reputation for quality and service at an affordable price.

            Promote Gaming Brand. The Company believes it is important to promote its gaming brand to attract and retain customers. The Fitzgeralds brand developed into what the Company believes to be a nationally recognized gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its properties. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow. The Company believes that this theme creates an exciting and comfortable environment together with a distinctive brand identity for customers.

            Capitalize on Player Tracking and Extensive Guest Database. Direct marketing to our guests is a key component of the Company's operating strategy. Each of the Company's properties contains a player tracking system that permits detailed player tracking at each individual property. The system uses the Fitzgeralds Card to track individual or combined play at slot machines, table games and keno (Fitzgeralds Las Vegas only), as well as food and beverage and hotel expenditures at each individual property (except Fitzgeralds Black Hawk). This player tracking system allows us to identify players and their gaming preferences and practices and to develop a comprehensive customer database for marketing and guest services purposes. The Company's player tracking program allows us to target our marketing programs to categories of players, including through advertising programs, promotions, tournaments with substantial cash prizes, special group and tour packages and other events and incentives designed to promote customer loyalty and increase repeat business. The Company's tracking system also allows us to better tailor its pricing, promotions, gaming machine selection and other guest services to customer preferences. In the future, the Company intends to fully integrate its tracking system data in order for each related property to share our data with other related properties and thereby encourage customers of each individual property to patronize our other properties. The Company and Majestic Star currently have over 736,000 active players in its Majestic and Fitzgeralds database.

            The Company also has an established strategy for recruiting and retaining higher activity casino customers through the reward of certain promotional allowances, such as direct mail cash back offers for slot customers, and complimentary food, beverage and entertainment when gaming play warrants. The cost of providing promotional allowances is relatively small as a percentage of the potential casino revenue obtainable from these tracked high limit customers.

            Leverage Existing Majestic Star Customer Base. Majestic Star has established the Club Majestic and Club Majestic Premier Slot Clubs to increase the frequency of visits by Majestic Star's existing customers. This program enables Majestic Star to maintain a comprehensive database of information on approximately 160,000 of its active gaming patrons, including their gaming levels, duration of play and preferences. Majestic Star uses this information to create a comprehensive direct mail marketing program. The Company utilizes this information to cross market its Fitzgeralds properties to existing customers of Majestic Star.

GROWTH STRATEGY

            The Company believes that there are future growth opportunities within each of the markets where its properties are located, including the following:

Fitzgeralds Tunica
------------------

            A 168-acre, $23 million Tunica River Front Park is under development adjacent to the Fitzgeralds Tunica property. The park will include a marina and boat dock facility along the Mississippi River (including space for sight-seeing paddlewheel riverboats), a historic Mississippi River museum, nature trails, retail space, and parking. Construction began on the park in mid October 2001, and the Company expects the park to open in phases beginning in July 2003 through March 2004. Tunica County has assumed the full obligation to fund this project and will require no financial contribution from the Company. Fitzgeralds Tunica conveyed approximately 71 acres of the river park land to Tunica County. As consideration for the conveyance, Tunica County granted the Company certain rights, easements and licenses to operate a daily excursion boat from the marina and visitors center or to lease or license its rights hereunder to a third party. The rights, leases and licenses will expire 15 years from the date of substantial completion of the marina. The Company has licensed its right to use the boat dock to a riverboat operator who will provide riverboat excursions along the Mississippi River from the marina and boat dock. In an effort to increase customer traffic in the Tunica area, Tunica County also is expanding its airport into a regional airport, with the first phase of expansion scheduled for completion in 2004 and the second phase scheduled for completion in 2005. Although there can be no assurance, the

Company believes that both the Tunica River Front Park and the regional airport will attract new customers to the Company's Tunica property.


Fitzgeralds Black Hawk
----------------------

            The Company believes that the Black Hawk market has potential for future growth, in part due to various proposals to improve access to Black Hawk. The City of Black Hawk Development Authority and the Colorado Department of Transportation continue to work on projects to improve road access to the City. The completion of such projects is subject to a number of issues beyond our control, including access to funding and time to plan for construction. During 2002, we authorized and began a partial demolition project on property adjacent to and owned by Fitzgeralds Black Hawk. The property is available for expansion if market conditions warrant and the Company is currently evaluating the feasibility of such an expansion to better serve this market. One of the issues concerning such expansion is the issue of whether there is adequate infrastructure in the Black Hawk market.


Fitzgeralds Las Vegas
---------------------

            The downtown Las Vegas area has long been the focus of continued efforts to increase tourist traffic, beginning with the Fremont Street Experience, an entertainment and retail promenade, which opened in December 1995. The most recent development is the approximately $100 million Neonopolis project, a 250,000 square foot retail and entertainment venue with a 14 screen movie theater that opened on May 4, 2002. The project also included a $32 million, 600 space parking garage. This project is located at the east end of the Fremont Street Experience and across from the Fitzgeralds Las Vegas property. The Company believes that this project will attract more potential customers to downtown Las Vegas and shift the focus of downtown traffic along the Fremont Street Experience towards our Fitzgeralds Las Vegas property. Additionally, a $14 million project has been proposed to visually enhance the Fremont Street Experience "Sound and Light Show" by replacing the existing light display with flat panel display screens which have the capability to show televised and other multimedia events and programming, thereby dramatically enhancing the range of entertainment programming options. The project is anticipated to be completed in late 2003. The Company is also continuing to enhance the amenities at Fitzgeralds Las Vegas, including the addition of a swimming pool and new slot technologies which are anticipated to enhance the customer's experience.

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

Fitzgeralds Tunica
------------------

            Fitzgeralds Tunica competes primarily with eight other dockside gaming facilities in the Tunica, Mississippi area, five of which are approximately one mile north of Fitzgeralds Tunica and three of which are approximately four miles south of Fitzgeralds Tunica. The Isle of Capri Casino, not included in the eight current competitors in the Tunica, Mississippi area, ceased operations on September 4, 2002. The Isle of Capri facility was purchased by Boyd Gaming. The Isle of Capri hotel and entertainment property has been incorporated into Boyd Gaming's Sam's Town Tunica property. It is unknown if and when casino operations will commence at the Isle of Capri facility. In addition, due to the substantial competition in the immediate vicinity of Fitzgeralds Tunica, the Company competes for customers that travel from Memphis, Tennessee and Little Rock, Arkansas, jurisdictions where gaming is currently prohibited. An initiative was passed for the lottery in the State of Tennessee in November 2002. Lottery operations in Tennessee are expected to commence in December 2003. The legalization of gaming in either of those jurisdictions would likely have an adverse impact on our operations at Fitzgeralds Tunica. There can be no assurance that the State of Tennessee or the State of Arkansas will not legalize casino gaming in the future.

Fitzgeralds Black Hawk
----------------------

            Competition has intensified in Black Hawk with the December 19, 2001 opening of a casino developed by Windsor Woodmont Black Hawk Resort Corporation and Hyatt Gaming. This property and several others including Isle of Capri, and Riviera are larger than Fitzgeralds Black Hawk, are operated by companies with greater resources and are located at the eastern end (closest to Denver) of Black Hawk at the first major intersection off State Highway 119, which may give them a competitive advantage over Fitzgeralds Black Hawk since they have the initial opportunity to capture visitors to Black Hawk from the Denver metropolitan area. The increased competition may have a material adverse effect on Fitzgeralds Black Hawk operations. Also, the concentration of these larger properties on the south end of the street including Isle of Capri, Riviera, the Lodge and Mardi Gras, has shifted the center of gaming activity away from Fitzgeralds Black Hawk, which is located at the north end of the street.

            In order to generate additional state-supervised lottery proceeds for the promotion of Colorado tourism, an initiative is expected for the November 2003 ballot to allow video gaming machines at five Colorado racetracks. The initiative would also permit the state's 43 casinos to add video-lottery terminals, which offer games including keno, poker and blackjack. If this initiative is successful, the program would be implemented in December 2004. There can be no assurance that this legislation will be passed.

            Moreover, there is a fundamental issue concerning the size of the Black Hawk market and the ability to expand the market because of its mountain location and the availability of adequate roads and other infrastructure. Although initiatives to expand gaming venues in Colorado have thus far been unsuccessful, initiatives, legislation or regulations could be introduced in the future. The enactment of any new initiative, legislation or regulation legalizing gaming including video lottery terminals elsewhere in Colorado could and, if such legalized gaming was closer to Denver, would have a material adverse effect on Fitzgeralds Black Hawk.

Fitzgeralds Las Vegas
----------------------

            Fitzgeralds Las Vegas competes primarily with other downtown casino properties, casino properties located near the Nevada/California state line and certain facilities located on the Las Vegas Strip. The Company also believes that it competes, to a lesser extent, with the local neighborhood casinos and casino-hotels on the Boulder Strip and in the Laughlin market.

            The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-income" players, and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, on the Las Vegas Strip, Bellagio with 3,000 rooms opened in 1998; Mandalay Bay, Venetian and Paris with an aggregate of approximately 9,200 rooms all opened in 1999; and the Aladdin resort with approximately 2,600 rooms opened in August of 2000. In addition, casinos catering to local residents also compete for business from the Company's targeted segment including the Suncoast Casino, which opened in September 2000, Terrible Herbst, which opened in December 2000, the Palms, which opened in December 2001, and the Cannery, which opened in January 2003. These new properties, as well as any other major additions, such as the current construction of Steve Wynn's Le Reve, along with expansions or enhancements to existing properties by the Company's competitors, could have a material adverse effect on the Company's business.

FINANCIAL INFORMATION ABOUT SEGMENTS

            For financial information regarding the Company's business segments, see Note 12 of the Notes to Consolidated Financial Statements.

EMPLOYEES AND UNIONS

            At December 31, 2002, on a consolidated basis, the Company employed approximately 2,351 persons and had collective bargaining contracts with unions covering approximately 16% of its employees. The Company believes that its overall relations with its employees are good.

            At December 31, 2002, Fitzgeralds Tunica and Fitzgeralds Black Hawk employed approximately 1,175 and 333 people, respectively, none of whom are represented by a union. At December 31, 2002, Fitzgeralds Las Vegas employed approximately 843 people, approximately 366 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local 165, under a five-year contract expiring on May 31, 2007. In addition, four employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and its Affiliated Local No. 1780, under a four-year, contract that expires on July 31, 2005.

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

ENVIRONMENTAL MATTERS

            The Company is subject to certain federal, state and local environmental, safety and health laws, regulations and ordinances including the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). In November 2000, independent environmental consultants conducted a Phase I on all three casino properties and identified no recognized environmental conditions meriting a Phase II investigation. The Company may incur material liability if contamination is discovered on any of its properties, either during the course of future development or in connection with the properties designated for investigation or remediation, as discussed below.

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

            Fitzgeralds Black Hawk is not within any of the specific areas of the Study Area currently identified by the EPA and CDPHE for investigation or remediation. The property on which the Fitzgeralds Black Hawk casino is situated was not a historical mining site but rather was the location for a general store. The parking complex for the casino and an adjacent vacant lot, however, are situated near a historical milling area. To date, no remediation requirements have been recommended or required with regard to any portion of the property although test borings would likely be required in connection with any future construction on the expansion parcel of the property. Based on the assessments to date, we are not aware of any environmental problems affecting Fitzgeralds Black Hawk which are likely to result in material costs to us. No assurance can be given, however, that environmental problems will not subsequently be discovered. Furthermore, the EPA or other governmental authorities could broaden their investigations and identify areas of concern within the site, the Company could be identified as a PRP, and any liability related thereto could have a material adverse effect on the Company.


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

            The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the applicable county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2004. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our business, financial condition and results of operations.

            As of March 31, 2003, dockside gaming was permissible in nine of the fourteen eligible counties in the State of Mississippi and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. Our Fitzgeralds Tunica casino is located on barges situated in a specially constructed basin near the Mississippi River. In the past, whether basins such as the one in which the Fitzgeralds Tunica casino barges are located constituted "navigable waters" suitable for gaming under Mississippi law was a controversial issue. The Mississippi Attorney General issued an opinion in July 1993 addressing legal locations for gaming vessels under the Mississippi Act, and on May 24, 1993, the Mississippi Commission approved the location of the casino barges on the Fitzgeralds Tunica site as legal under the opinion of the Mississippi Attorney General. Since 1993, the Mississippi Commission has issued or renewed licenses to Fitzgeralds Tunica on several separate occasions. We believe that Fitzgeralds Tunica is in compliance with the Mississippi Act and the Mississippi Attorney General's "navigable waters" opinion. However, no assurance can be given that a court would ultimately conclude that our Fitzgeralds Tunica barges are located on navigable waters within the meaning of Mississippi law. If the basin in which our Fitzgeralds Tunica casino barges are presently located were not deemed navigable waters within the meaning of Mississippi law, such a decision would have a material adverse effect on us and our business, financial condition and results of operations.

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

            A Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses which may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. Barden Mississippi's current gaming license expires in December of 2004. There can be no assurance that any subsequent application for a license will be approved.

            Certain management personnel of BDI, Majestic Star, Investor and the Company, and certain management personnel and key employees of Barden Mississippi must be found suitable or approved by the Mississippi Commission. We have obtained all necessary findings of suitability with respect to the companies, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us, BDI, Majestic Star, Investor and Barden

Mississippi to suspend or dismiss officers, directors, managers, members and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. There can be no assurance that such persons who have filed or will be required to file applications for findings of suitability will be found suitable by the Mississippi Commission. Determinations of suitability and questions pertaining to licensing are not subject to judicial review under the Mississippi Act.

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

            The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent of any class of voting securities of a Registered Corporation, a holding company or a Gaming Subsidiary. However, under certain circumstances, an "institutional investor," as defined in the Mississippi Commission's regulations, which acquires more than ten percent, but not more than fifteen percent, of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include:

         .  voting on all matters voted on by stockholders;
         . making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and
         . such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

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

            License fees and taxes are computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly, monthly, quarterly or annually. Gaming taxes are based upon:

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

            The sale of alcoholic beverages, including beer and wine, at Fitzgeralds Tunica is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. Fitzgeralds Tunica is in an area designated as a special resort area, which allows Fitzgeralds Tunica to serve alcoholic beverages on a 24-hour basis. The ABC requires that all equity owners and certain managers file personal record forms and fingerprint forms for their licensing process. In addition, owners of more than 5% of Barden Mississippi's equity and Barden Mississippi's officers, members and certain managers must submit detailed financial information to ABC for licensing. All such licenses are revocable and are non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on us and Barden Mississippi's operations at Fitzgeralds Tunica.

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

            As of March 2003, four potential statewide ballot measures have been announced which would affect the possibility of placement of video lottery terminals at five designated horse and dog racetracks along Colorado's front range. The first three initiated measures prohibit the installation of video slot terminals or any other form of a slot machine at any location other than the three existing towns where limited gaming is permitted.

            The fourth proposed initiative would allow the initial installation of up to five hundred video lottery terminals at each of five designated tracks under supervision of the state Lottery Commission.

            A constitutional amendment based upon a statewide vote is required for passage of any of the anti pro expansion proposals. Although each measure has been presented for approval of clarity of content and ballot title to required legislative committees, no required voter signatures have been gathered and no date for inclusion in a regularly scheduled election has been designated.The three anti expansion measures are proposed for the November 2004 ballot.

            The single pro expansion measure is targeted for November 2003. It must, however, be noted that odd year initiatives are restricted by law to new tax issues and a court challenge to the race track expansion appearing before voters in 2003 is expected.

            The following statutory and regulatory requirements are applicable to the Company since its acquisition of the Fitzgeralds assets. Barden Colorado holds the Company's Colorado gaming license.

            On October 18, 2001, the Colorado Limited Gaming Control Commission issued operators and retailers licenses to Barden Colorado. The operators license was effective as of October 18, 2001 and was renewed on October 18, 2002 (expires October 18, 2003). The retailers license, which permits the actual conduct of gaming by Barden Colorado, became effective upon the happening of certain standard conditions for retail licenses and gaming commenced under Barden Colorado's retail license on December 7, 2001. These conditions apply to all gaming licenses in the State of Colorado and are as follows:

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

            Pursuant to the Colorado Act and the rules and regulations promulgated thereunder (collectively, the "Colorado Gaming Regulations"), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation. The Colorado Act created the Division of Gaming (the "Colorado Division") within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission") to license, implement, regulate, and supervise the conduct of limited gaming. The Director of the Colorado Division (the "Colorado Director"), under the general supervision of the Colorado Gaming Commission, is granted broad powers to ensure compliance with the Colorado Act and the rules. The Colorado Act now provides that the provisions which established the Colorado Division are repealed effective July 1, 2003, unless continued by act of the General Assembly. This is a "sunset" provision common in assessing the continuing necessity for the existence of administrative agencies within Colorado. If the repeal takes effect, Colorado law provides a procedure for winding up the affairs of the Colorado Division, public hearings, analysis and evaluation, and for determining claims by or against the Colorado Division. The potential effect of the possible repeal upon the regulatory structure governing limited gaming is unknown. The activity of limited gaming itself would continue regardless of a change in regulatory structure, as the authority for gaming lies in the state constitution.

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

            The Company and Barden Nevada are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and Barden Nevada must be reported to or approved by the Nevada Commission. In addition, all "registered corporations" would also be required to report to or receive approval by the Nevada Commission for such similar financing transactions if such transactions involve pledges of or restrictions or liens on such corporation's equity securities.

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

            The Company and Barden Nevada will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Commission has the power to require the Company's security certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed this requirement on the Company.

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

Treasury Department Regulations

            The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts and table game winnings in which the payout is a certain amount greater than the wager. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

            Regulations adopted by the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. On September 26, 2002, FinCEN implemented a suspicious activity reporting rule. The new reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity. The new reporting obligations are expected to take effect on March 25, 2003.

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

Fitzgeralds Tunica
------------------

            Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica has an Irish castle theme and is the focal point of a heavily wooded, 50-acre site situated by the Mississippi River. The facility was expanded to include a hotel and related amenities, which improvements were substantially completed in October 1996. Fitzgeralds Tunica is a full-service entertainment destination and its customer base has been increased and diversified by its ability to attract, in addition to local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. Fitzgeralds Tunica includes a 507-room hotel (including 72 suites), a special events center, an indoor swimming pool and a casino offering 1,349 slot machines and 34 table games, two bars, three restaurants, and a gift shop. Under Mississippi law, gaming vessels in Tunica County must be located on the Mississippi River or on navigable waters within counties bordering the Mississippi River. Fitzgeralds Tunica was constructed on barges situated in a specially constructed basin. The facility includes a 411 space parking garage, 1,264 surface parking spaces and 120 valet spaces. Fitzgeralds Tunica has conveyed approximately 71 acres of adjacent land to Tunica County, as part of the County's 168-acre, $23.0 million river park project, which will include, among other things, a marina and boat dock (including space for sight-seeing paddlewheel riverboats) and a nature park. As consideration for the conveyance, Tunica County granted Fitzgeralds Tunica a rent-free lease to use and further sublease the boat dock for 15 years, from the date of substantial completion of the marina, as well as a perpetual easement allowing ingress and egress between the Fitzgeralds Tunica property and the boat dock. Fitzgeralds has granted Mississippi Riverboat Company LLC, an unrelated third-party operator, an exclusive license to operate riverboat excursions along the Mississippi River from the boat dock in return for a percentage of gross revenues.

Fitzgeralds Black Hawk
-----------------------

            Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which set it apart visually from many other Black Hawk casinos. The casino offers 592 slot machines, 6 table games, a restaurant and a bar. The second floor is mostly unfinished and currently is partially used for offices and storage space. Fitzgeralds Black Hawk also has a 392-space, all valet parking garage adjacent to the casino. In addition, during 2002, we authorized and began a partial demolition project on property adjacent to and owned by Fitzgeralds Black Hawk. This property is available for expansion if market conditions warrant and we are currently evaluating the feasibility of such an expansion to better serve this growing market. One of the issues concerning such expansion is the issue of whether there is adequate infrastructure in the Black Hawk market. We have obtained some, but not all, of the permits necessary to undertake any proposed expansion.

Fitzgeralds Las Vegas
---------------------

            Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and U. S. 95. The hotel was refurbished and the casino was remodeled in December 1996. Fitzgeralds Las Vegas offers 895 slot machines, 25 table games, 638 hotel rooms (including 14 suites), a 42-seat keno lounge and a sports book (operated by a third party). Fitzgeralds Las Vegas amenities include five restaurants (including a McDonald's restaurant), three bars, a special events center, a gift shop and an entertainment area. The facility includes a 335-space parking structure and an adjacent surface parking area with an additional 31 spaces.

            Fitzgeralds Las Vegas is in the process of constructing a swimming pool and implementing coinless slot technology on selected slot machines. These improvements are being provided to enhance the overall customer experience at Fitzgeralds Las Vegas.

ITEM 3. LEGAL PROCEEDINGS

            Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company is a limited liability company and 100% of our membership interests are indirectly held by Mr. Barden. There is no established public trading market for the membership interests.

            We did not pay any cash dividends during the past three years, and have no current plans to pay any cash dividends in the near term. We are restricted in our ability to pay dividends under various debt covenants.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            The following table presents selected historical consolidated financial data for Majestic Investor Holdings, LLC at December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from inception (September 14, 2001) through December 31, 2001. The following table also presents selected historical combined financial data for Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas (the "Predecessor") at December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000 and for the period from January 1, 2001 to December 6, 2001. The selected historical financial data as of and for the year ended December 31, 2002 and the period from inception (September 14, 2001) through December 31, 2001 has been derived from the audited consolidated financial statements for Majestic Investor Holdings, LLC for the period from inception (September 14, 2001) through December 31, 2001. The selected historical financial data as of December 31, 2001 has been derived from the audited consolidated financial statements of Majestic Investor Holdings, LLC for the period from inception (September 14,
2001) through December 31, 2001. The selected historical financial data at December 31, 1998, 1999 and 2000, and for the years ended December 31, 1998, 1999, 2000, and for the period from January 1, 2001 to December 6, 2001 presented below, have been derived from the audited combined financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company at those dates and for those periods. Because the data in this table is only a summary and does not provide all of the data contained in the financial statements, including the notes thereto, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.


                                                                         Successor (1)
                                                    -----------------------------------------------------
                                                                          For the period from inception
                                                                               (September 14, 2001)
                                                      December 31, 2002     through December 31, 2001
                                                    ---------------------  ------------------------------
                                                      (in thousands)           (in thousands)
STATEMENT OF OPERATIONS DATA: (2)
      Net Operating Revenues  (3)                   $        169,412        $          10,521
      Operating Expenses (4) (5)                             153,363                   10,799
      Pre-opening Expenses                                        13                    1,018
      Income (Loss) from operations                           16,049                     (278)
      Interest Expense, Net                                  (17,982)                    (993)
      Net Loss Before Extraordinary Item                      (1,975)                  (1,271)
      Extraordinary Item                                          69                        -
      Net Income (Loss)                                       (1,906)                  (1,271)


                                                                            Predecessor
                                                    ----------------------------------------------------------------
                                                     For the period from
                                                      January 1, 2001 to         For the year ended December 31,
                                                        December 6, 2001        2000          1999          1998
                                                    ----------------------  ------------  -----------  -------------
                                                     (in thousands)
STATEMENT OF OPERATIONS DATA: (2)
      Net Operating Revenues  (3)                    $       157,659       $     159,738 $    152,776 $      149,222
      Operating Expenses (4) (5)                             132,217             144,342      141,053        138,679
      Pre-opening Expenses                                         -                   -            -              -
      Income (Loss) from operations                           25,442              15,396       11,723         10,543
      Interest Expense, Net                                       (2)            (25,935)     (28,070)       (28,504)
      Net Loss Before Extraordinary Item                           -                   -            -              -
      Extraordinary Item                                           -                   -            -              -
      Net Income (Loss)                                       25,358             (10,535)     (16,248)       (21,269)


                                                               Successor (1)                             Predecessor
                                                    -------------------------------------   ---------------------------------------
                                                          At                 At                          At December 31,
                                                    December 31, 2002  December 31, 2001       2000         1999           1998
                                                    -----------------  ------------------   ----------   -----------    -----------
                                                    (in thousands)     (in thousands)                    (in thousands)
BALANCE SHEET DATA: (2)
      Cash and Cash Equivalents                     $         15,984  $          17,705     $     2,840  $     10,278   $    8,748
      Restricted Cash                                          1,250              1,000               -             -            -
      Total Assets                                           171,039            183,445         147,320       157,033      162,025
      Current Liabilities                                     17,310             24,394
      Long-Term Debt (excluding current maturities)          145,647            145,340               -           719        3,326
      Liabilities Subject to Compromise                            -                  -         225,873             -            -
      Total Liabilities                                      162,957            170,912         226,365       225,543      214,287
      Members' Equity                                          8,082             12,532         (79,045)      (68,510)     (52,262)

NOTES:

(1) Investor Holdings is an unrestricted subsidiary, formed on September 14, 2001, that acquired three Fitzgeralds brand casinos on December 6, 2001. The statement of operations data includes operations of Majestic Investor Holdings and for the acquired casinos for the year ended December 31, 2002 and from inception, including twenty-five days of operations for the acquired casinos, through December 31, 2001.

(2) The aforementioned financial data is consolidated and includes Majestic Investor Holdings, Barden Mississippi, Barden Colorado and Barden Nevada.

(3) Net operating revenue is defined as gross revenues less promotional allowances.

(4) Operating expenses excludes $13,000 and $1,018,000 of pre-opening costs associated with the acquisition of Fitzgeralds for the year ended December 31, 2002 and the period from inception through December 31, 2001.

(5) The predecessor company, for the period from December 5, 2000 to December 6, 2001, discontinued the recording of depreciation expense for property and equipment included in net assets held for sale subsequent to filing bankruptcy in December 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement on Forward-Looking Information
----------------------------------------

            This report includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "estimates", "plans", "intends", "expects", "will" or "could" used in the Company's press releases and reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its current knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation: the ability to fund planned development needs and to service debt from existing operations and from new financing; increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of our gaming licenses; increases in or new taxes imposed on gaming revenues; taxes on gaming devices; a finding of unsuitability by regulatory authorities with respect to the Company or its officers or key employees; loss and/or retirement of key employees; significant increase in fuel or transportation prices; adverse economic conditions in the Company's markets; severe and unusual weather in our markets; adverse results of significant litigation matters; non-renewal of the Company's gaming licenses from the appropriate governmental authorities in Nevada, Mississippi and Colorado; and continuing effects of terrorist attacks and any future occurrences of terrorist attacks or other destabilizing events.

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

            The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements, including the notes thereto listed in Item 15(a).

Overview
--------

            The Company was formed on September 14, 2001 and commenced operations of the Fitzgeralds casinos on December 7, 2001, and accordingly has a limited operating history. Therefore, the discussion of operations herein will focus on events and the Company's revenues and expenses for the year ended December 31, 2002 and during the period from inception (September 14, 2001) through December 31, 2001. In addition, this section discusses the combined results of operations of the three Fitzgeralds casino properties on a historical basis.

            Predecessor information other than revenues, may not necessarily be meaningful, as our cost structure and capitalization following the acquisition of the three Fitzgeralds casino properties is significantly different nor should it be relied upon as a reliable indicator of our future performance with respect to the acquired properties.

Results of Operations
---------------------

            The following table sets forth information derived from the Company's statement of operations expressed as a percentage of gross revenues and the combined financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company expressed as a percentage of gross revenues. The classifications for certain costs and expenses are different between the Company and predecessor.

  CONSOLIDATED STATEMENTS OF OPERATIONS - SUMMARY INFORMATION
                    (dollars in thousands)

                                               Successor                                         Predecessor
                              -------------------------------------------   -----------------------------------------------------

                                                      For The Period
                                                     FROM (INCEPTION)
                              FOR THE YEAR ENDED    SEPTEMBER 14, 2001       FOR THE PERIOD FROM              FOR THE YEAR ENDED
                                  December 31,           THROUGH                 JANUARY 1, 2001                    DECEMBER 31,
                                     2002            December 31, 2001          TO DECEMBER 6, 2001                    2000
                              ---------------   -------------------------   ----------------------------   -----------------------

        Gross Revenues            $   199,760           $    12,832                $   187,623                 $     188,493
        Operating Income          $    16,049           $      (278)               $    25,442                 $      15,396


          CONSOLIDATED STATEMENTS OF OPERATIONS - PERCENTAGE OF GROSS REVENUES


                                                            SUCCESSOR                                    PREDECESSOR
                                         ----------------------------------------------  -------------------------------------------

                                                                    From Inception
                                           FOR THE YEAR ENDED    (SEPTEMBER 14, 2001)     FOR THE PERIOD FROM   FOR THE YEAR ENDED
                                               DECEMBER 31,            THROUGH              JANUARY 1, 2001         DECEMBER 31,
                                                  2002           DECEMBER 31, 2001        TO DECEMBER 6, 2001          2000
                                         --------------------  ------------------------  ---------------------  --------------------
REVENUES:
       Casino                                       80.7 %                 80.7 %                    80.3 %                78.9 %
       Rooms                                         7.8 %                  8.4 %                     8.0 %                 8.8 %
       Food and beverage                             9.7 %                  9.3 %                     9.8 %                10.4 %
       Other                                         1.8 %                  1.6 %                     1.9 %                 1.9 %
                                               ----------             ----------                ----------          ------------
             Gross Revenues                        100.0 %                100.0 %                   100.0 %               100.0 %
             less promotional allowances           (15.2)%                (18.0)%                   (16.0)%               (15.3)%
                                               ----------             ----------                ----------          ------------
             Net Revenues                           84.8 %                 82.0 %                    84.0 %                84.7 %
COSTS AND EXPENSES:
       Casino                                       30.5 %                 32.1 %                    37.2 %                36.7 %
       Rooms                                         4.5 %                  4.9 %                     5.2 %                 5.8 %
       Food and beverage                             5.6 %                  5.5 %                     5.7 %                 6.1 %
       Other                                         0.8 %                  0.9 %                     1.0 %                 1.0 %
       Gaming taxes                                  9.0 %                  6.3 %                       - %                   - %
       Advertising and promotion                     6.6 %                  7.2 %                       - %                   - %
       General and administrative                   12.5 %                 12.2 %                    20.2 %                20.9 %
       Depreciation and amortization                 7.2 %                  7.2 %                       - %                 6.2 %
       Loss on disposal of assets                    0.0 %                    - %                       - %                   - %
       Write-down of assets                            - %                    - %                     6.9 %                   - %
       Reorganization items                            - %                    - %                    (5.6)%                   - %
       Pre-opening expenses                          0.0 %                  7.9 %                       - %                   - %
                                               ----------             ----------                ----------          ------------
             Total costs and expenses               76.7 %                 84.2 %                    70.6 %                76.7 %
                                               ----------             ----------                ----------          ------------
             Operating income                        8.1 %                 (2.2)%                    13.4 %                 8.0 %
OTHER INCOME (EXPENSE):
       Interest income                               0.1 %                  1.7 %                       - %                   - %
       Interest expense                             (9.1)%                 (9.4)%                       - %               (13.9)%
       Other non-operating expense                   0.0 %                    - %                       - %                   - %
                                               ----------             ----------                ----------          ------------
             Total other income
                (expense)                           (9.0)%                 (7.7)%                       - %               (13.9)%

             Income (loss) before
                extraordinary item                  (0.9)%                 (9.9)%                    13.4 %                (5.9)%
EXTRAORDINARY ITEM:
       Gain on bond redemption                       0.0 %                    - %                       - %                   - %
                                               ----------             ----------                ----------          ------------
             Net income (loss)                      (0.9)%                 (9.9)%                    13.4 %                (5.9)%
                                               ==========             ==========                ==========          ============




2002 Compared to Inception through December 31, 2001
----------------------------------------------------

            The substantial increase in the Company's revenues and expenses for the year 2002 is attributable to a full twelve months of operating results. In 2001, the Company's operations were limited from the date of acquisition of the Fitzgeralds assets, December 7, 2001 through December 31, 2001. Consolidated gross revenues for the year ended December 31, 2002 were $199,760,000 compared to $12,832,000 for the period from inception (September 14, 2001) through December 31, 2001, an increase of $186,928,000, or 1,456.7%. For the twelve months ended December 31, 2002, gross revenues for Fitzgeralds Tunica accounted for $106,954,000, or 53.6% of total revenues, Fitzgeralds Black Hawk accounted for $38,188,000, or 19.1% of total revenues and Fitzgeralds Las Vegas accounted for $54,618,000, or 27.3% of total revenues compared to $6,708,000, or 52.3%,
$2,679,000, or 20.9%, and $3,445,000, or 26.8%, respectively for the twelve month period ended December 31, 2001.

            The Company's business can be separated into four operating departments: casino, rooms (except Fitzgeralds Black Hawk), food and beverage and other. Consolidated casino revenues for the twelve months ended December 31, 2002 totaled $161,189,000, of which $142,861,000, or 88.6% were derived from slot machine revenues, and $18,328,000, or 11.4%, were derived from table game revenues, compared to casino revenues of $10,359,000, or 80.7% of consolidated gross revenues, of which slot machines accounted for $9,011,000, or 87.0%, and table games accounted for $1,348,000, or 13.0%, for the period from inception through December 31, 2001. Casino revenues attributed to Fitzgeralds Tunica were $88,200,000, or 82.5% of its gross revenues, of which $79,266,000 or 89.9% were derived from slot machine revenues and $8,934,000, or 10.1%, were derived from table games revenues for the twelve months ended December 31, 2002, compared to casino revenues of $5,494,000, or 81.9% of its gross revenues, of which $4,800,000, or 87.4%, were derived from slot machine revenues and $694,000, or 12.6%, were derived from table games revenues for the period from inception through December 31, 2001. Casino revenues attributed to Fitzgeralds Black Hawk were $36,028,000, or 94.3% of its gross revenues, of which $35,306,000, or 98.0%
were derived from slot machine revenues and $722,000, or 2.0%, were derived from table games revenues for the twelve months ended December 31, 2002, compared to casino revenues of $2,510,000, or 93.7% of its gross revenues, of which $2,446,000, or 97.5%, were derived from slot machine revenues and $64,000, or 2.5%, were derived from table games revenues for the period from inception through December 31, 2001. Casino revenues attributed to Fitzgeralds Las Vegas were $36,961,000, or 67.7% of its gross revenues, of which $28,289,000, or 76.5%
were derived from slot machine revenues and $8,672,000, or 23.5%, were derived from table games revenues for the twelve months ended December 31, 2002, compared to casino revenues of $2,355,000, or 68.4% of its gross revenues, of which $1,764,000, or 74.9%, were derived from slot machine revenues and $591,000, or 25.1%, were derived from table games revenues for the period from inception through December 31, 2001.

            The consolidated average number of slot machines in operation was 2,869 during the twelve months ended December 31, 2002 compared to 2,935 during the period from inception through December 31, 2001. Fitzgeralds Tunica accounted for 1,371, or 47.8%, Fitzgeralds Black Hawk accounted for 593, or 20.7%, and Fitzgeralds Las Vegas accounted for 905, or 31.5%. The consolidated average win per slot machine per day was $133 for the twelve months ended December 31, 2002, with an average of $158, $163 and $86 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to $138, $164 and $74, respectively, for the period from inception through December 31, 2001. The consolidated average number of table games in operation during the twelve months ended December 31, 2002 was 64, of which Tunica accounted for 34, or 53.1%, Fitzgeralds Black Hawk accounted for 6, or 9.4%, and Fitzgeralds Las Vegas accounted for 24, or 37.5%, compared to 64, of which Tunica accounted for 34, or 53.1%, Fitzgeralds Black Hawk accounted for 6, or 9.4%, and Fitzgeralds Las Vegas accounted for 24, or 37.5%, during the period from inception through December 31, 2001. The consolidated average win per table game per day during the twelve months ended December 31, 2002 was $785, with an average of $720, $330 and $989 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively, compared to $843, with an average of $839, $424 and $947 at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively during the year ended December 31, 2001. With respect to Fitzgeralds Black Hawk the maximum wager is limited to $5.00.

            Consolidated room revenues for the twelve months ended December 31, 2002 was $15,496,000, or 7.8% of gross revenues, compared to $1,079,000, or 8.4%
of gross revenues for the period from inception through December 31, 2001. Of this amount, Fitzgeralds Tunica accounted for $8,161,000, or 52.7%, with 507 rooms and Fitzgeralds Las Vegas accounted for $7,335,000, or 47.3%, with 638 rooms, compared to $544,000, or 50.4%, at Fitzgeralds Tunica and $535,000, or 49.6% at Fitzgeralds Las Vegas during the period from inception through December 31, 2001. During the twelve months ended December 31, 2002, at Fitzgeralds Tunica the average daily rate was $48 and the occupancy rate was 93.4% and at Fitzgeralds Las Vegas the average daily rate was $36 and the occupancy rate was 86.5%, compared to $50 and 86.5% at Fitzgeralds Tunica and $42 and 79.8% at Fitzgeralds Las Vegas during the period from inception through December 31, 2001.

            Consolidated food and beverage revenues for the twelve months ended December 31, 2002 amounted to $19,471,000, or 9.7% of consolidated gross revenues, compared to $1,190,000, or 9.3% of consolidated gross revenues for the period from inception through December 31, 2001. Of this amount, Fitzgeralds Tunica accounted for $9,280,000, or 47.7%, Fitzgeralds Black Hawk accounted for $1,910,000, or 9.8%, and Fitzgeralds Las Vegas accounted for $8,281,000, or 42.5%, compared to $586,000, or 49.3%, $156,000, or 13.1%, and $448,000, or
37.6%, respectively, during the period from inception through December 31, 2001.

            Other consolidated revenues consisted primarily of commission and retail income and totaled $3,605,000, or 1.8% of consolidated gross revenues for the twelve months ended December 31, 2002, compared to 204,000, or 1.6% of consolidated gross revenues during the period from inception through December 31, 2001. Of this amount, Fitzgeralds Tunica accounted for $1,314,000, or 36.4%, Fitzgeralds Black Hawk accounted for $250,000, or 7.0%, and Fitzgeralds Las Vegas accounted for $2,041,000, or 56.6%, compared to $84,000, or 41.2%, $13,000, or 6.4%, and $107,000, or 52.4%, respectively, during the period from inception through December 31, 2001.

            Consolidated promotional allowances included in the consolidated gross revenues for the twelve months ended December 31, 2002, were $30,348,000, or 15.2% of consolidated gross revenues compared to $2,311,000, or 18.0% of consolidated gross revenues during the period from inception through December 31, 2001. Of this amount, Fitzgeralds Tunica accounted for $19,566,000, or 64.5%, Fitzgeralds Black Hawk accounted for $5,079,000, or 16.7%, and Fitzgeralds Las Vegas accounted for $5,703,000, or 18.8%, compared to $1,340,000, or 58.0%, $606,000, or 26.2%, and $365,000, or 15.8%, respectively, during the period from inception through December 31, 2001.

            Consolidated casino operating expenses for the twelve months ended December 31, 2002, were $60,822,000, or 30.5% of consolidated gross revenues and 37.7% of casino revenues compared to $4,112,000, or 32.1% of consolidated gross revenues and 39.7% of consolidated casino revenues during the period from inception through December 31, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $32,287,000, or 53.1%, Fitzgeralds Black Hawk accounted for $10,505,000, or 17.3%, and Fitzgeralds Las Vegas accounted for $18,030,000, or 29.6% compared to $2,076,000 or 50.5%,
$692,000 or 16.8% and $1,344,000 or 32.7%, respectively, during the period from inception through December 31, 2001.

            Consolidated rooms expenses for the twelve months ended December 31, 2002, were $9,014,000, or 4.5% of consolidated gross revenues compared to $629,000, or 4.9% of consolidated gross revenues during the period of inception through December 31, 2001. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the hotels. Of the consolidated rooms operating expenses, Fitzgeralds Tunica accounted for $3,474,000 or 38.5% and Fitzgeralds Las Vegas accounted for $5,540,000 or 61.5% compared to $188,000 or 29.9% and $441,000 or 70.1%, respectively, during the period from inception through December 31, 2001.

            Consolidated food and beverage expenses for the twelve months ended December 31, 2002, were $11,267,000, or 5.6% of consolidated gross revenues compared to $707,000, or 5.5% of consolidated gross revenues during the period from inception through December 31, 2001. Of the consolidated food and beverage expenses, Fitzgeralds Tunica accounted for $2,892,000, or 25.7%, Fitzgeralds Black Hawk accounted for $1,071,000, or 9.5% and Fitzgeralds Las Vegas accounted for $7,304,000, or 64.8% compared to $222,000 or 31.4%, $65,000 or 9.1% and
$421,000 or 59.5%, respectively, during the period from inception through December 31, 2001.

            Consolidated gaming taxes totaled $17,951,000, or 9.0% of consolidated gross revenues and 11.1% of casino revenues for the year ended December 31, 2002, compared to $808,000, or 6.3% of consolidated gross revenues and 7.8% of casino revenues during the period from inception through December 31, 2001. During the year ended December 31, 2002, Fitzgeralds Tunica accounted for $10,496,000, or 58.5%, Fitzgeralds Black Hawk accounted for $4,554,000, or 25.3% and Fitzgeralds Las Vegas accounted for $2,901,000, or 16.2%, compared to $654,000 or 80.9%, $15,000 or 1.9% and $139,000 or 17.2%, respectively, during the period from inception through December 31, 2001.

            Consolidated advertising and promotion expenses taxes totaled $13,283,000, or 6.6% of consolidated gross revenues for the year ended December 31, 2002, compared to $926,000, or 7.2% of consolidated gross revenues during the period from inception through December 31, 2001. During the year ended December 31, 2002, Fitzgeralds Tunica accounted for $5,818,000, or 43.8%, Fitzgeralds Black Hawk accounted for $3,000,000, or 22.6% and Fitzgeralds Las Vegas accounted for $4,465,000, or 33.6%, compared to $423,000 or 45.7%, $181,000 or 19.5% and $322,000 or 34.8%, respectively, during the period from inception through December 31, 2001.

            Consolidated general and administrative expenses for the twelve months ended December 31, 2002 were $24,978,000, or 12.5% of consolidated gross revenues compared to $1,570,000, or 12.2% for the period from inception through December 31, 2001. During the twelve months ended December 31, 2002, Fitzgeralds Tunica accounted for $10,429,000, or 41.8%, Fitzgeralds Black Hawk accounted for $5,035,000, or 20.2%, Fitzgeralds Las Vegas accounted for $9,169,000, or 36.7% and unallocated corporate expenses accounted for $345,000 or 1.3% compared to $642,000 or 40.9%, $302,000 or 19.2%, $599,000 or 38.2% and $27,000 or 1.7%,
respectively, during the twelve months ended December 31, 2001. During 2002, the Company expensed $196,000 of retention bonuses to various members of management which bonuses were paid during the fourth quarter of 2002. The retention bonuses were negotiated prior to the acquisition of the Fitzgeralds properties and were given to certain members of the predecessor company's management team if they would stay with the successor company for a period of one year after the acquisition.

            Consolidated depreciation and amortization for the twelve months ended December 31, 2002 was $14,460,000, or 7.2% of consolidated gross revenues compared to $921,000 or 7.2% of consolidated gross revenues in the period from inception through December 31, 2001. Fitzgeralds Tunica accounted for $7,373,000, or 51.0%, Fitzgeralds Black Hawk accounted for $1,538,000, or 10.6%, and Fitzgeralds Las Vegas accounted for $2,952,000 or 20.4% of consolidated depreciation and amortization expense, compared to $485,000 or 52.7%, $100,000 or 10.9% and 167,000 or 18.1%, respectively, during the period from inception through December 31, 2001. Corporate amortization of deferred financing costs accounted for $2,597,000, or 18.0% of consolidated depreciation and amortization expense compared to $169,000 or 18.3% for the period from inception through December 31, 2001. Of the consolidated depreciation and amortization expense, $9,844,000, or 68.0%, is depreciation expense, and $4,617,000, or 32.0%, is amortization expense compared to $642,000 or 69.8% and $278,000 or 30.2%, respectively, during the period from inception through December 31, 2001.

            Consolidated pre-opening costs for the year ended December 31, 2002 and from the period from inception through December 31, 2001 were $13,000 and $1,018,000, respectively. These expenses were incurred prior to the acquisition and represents costs including salaries and wages, professional fees and other administrative expenses.

            Consolidated operating income for the year ended December 31, 2002 was $16,049,000, or 8.1% of consolidated gross revenues compared to a loss of $278,000, or (2.2)% for the period from inception through December 31, 2001. The $16,327,000 increase was primarily due to a full year of operations compared to twenty five days of operation in the prior year period. Fitzgeralds Tunica accounted for operating income of $14,288,000, or 89.0%, Fitzgeralds Black Hawk accounted for operating income of $6,694,000, or 41.7%, Fitzgeralds Las Vegas accounted for operating loss of $1,977,000, or (12.3)%, and the unallocated corporate loss principally for amortization was $2,956,000, or (18.4)% of consolidated operating income for the year ended December 31, 2002, compared to $654,000, or 235.3%, $674,000, or 242.4% and a loss of $393,000, or (141.4)% and the unallocated corporate loss principally for pre-opening expenses was $1,214,000, or (436.3)% of consolidated operating income, respectively, for the period from inception through December 31, 2001.

            Consolidated net interest expense for the year ended December 31, 2002 was $17,982,000 or 9.0% of consolidated gross revenues compared to $993,000 or 7.7% of gross revenues for the period from inception through December 31, 2001. The $16,989,000 increase is attributable to interest expense recognized for all of 2002 versus twenty five days in 2001. Fitzgeralds Tunica accounted for interest income of $28,000, Fitzgeralds Black Hawk accounted for net interest income of $8,000, Fitzgeralds Las Vegas accounted for net interest expense of $18,000 and the unallocated corporate net interest expense primarily associated with the Investor Holdings Senior Secured Notes was $18,000,000 during the year ended December 31, 2002 compared to net interest income of $1,500 at Fitzgeralds Tunica, net interest income of $900 at Fitzgeralds Black Hawk and net interest expense of $2,100 at Fitzgeralds Las Vegas and unallocated corporate net interest expense primarily associated with the Investor Holdings Senior Secured Notes was approximately $993,000 during the period from inception through December 31, 2001.

            As a result of the foregoing, the Company realized a consolidated net loss of $1,906,000 for the year ended December 31, 2002 compared to a consolidated net loss of $1,271,000 for the period from inception through December 31, 2001. Of this amount Fitzgeralds Tunica accounted for net income of $14,316,000, Fitzgeralds Black Hawk accounted for net income of $6,702,000 and Fitzgeralds Las Vegas accounted for a net loss of $1,995,000. The $635,000 or 50.0% decrease is principally the result of enhanced revenues and expenses from a full year of operation in 2002 as compared to twenty-five days of operations in 2001.

Inception Through December 31, 2001 (Successor)
-----------------------------------------------

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

            Consolidated room revenues for the period from inception through December 31, 2001 was $1,079,000, or 8.4% of the total revenue. Of this amount, Fitzgeralds Tunica accounted for $544,000 or 50.4% with 507 rooms and Fitzgeralds Las Vegas accounted for $535,000 or 49.6% with 638 rooms. At Fitzgeralds Tunica during this period the average daily rate was $50 and the occupancy rate was 86.5%. At Fitzgeralds Las Vegas during this period the average daily rate was $42 and the occupancy rate was 79.8%.

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

            Consolidated casino operating expenses for the period from inception through December 31, 2001 were $4,112,000 or 32.1% of gross revenues and 39.7% of casino revenues. These expenses were primarily comprised of salaries, wages and benefits, and operating expenses of the casinos. Of the consolidated casino operating expenses, Fitzgeralds Tunica accounted for $2,076,000, or 50.5%, Fitzgeralds Las Vegas accounted for $1,344,000 or 32.7%, and Fitzgeralds Black Hawk accounted for $692,000 or 16.8%.

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

Period From January 1, 2001 To December 6, 2001 Compared To Year Ended December
-------------------------------------------------------------------------------
31, 2000 (Predecessor)
----------------------

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

Liquidity and Capital Resources

             At December 31, 2002, the Company had cash and cash equivalents of $15,984,000. Cash and cash equivalents included $1,008,000 at the Company, $7,853,000 at Fitzgeralds Tunica, $2,728,000 at Fitzgeralds Black Hawk and $4,395,000 at Fitzgeralds Las Vegas.

             The Company has met its capital expenditure requirements to date through net cash from operations, capital contributions and equipment loans. For the year ended December 31, 2002, net cash provided by operating activities totaled $12,344,000 and cash used by investing activities totaled $2,599,000. For the period from inception through December 31, 2001, cash provided by operating activities totaled $2,634,000 and cash used in investing activities totaled $143,881,000. The Company invested $152,700,000 to acquire the three Fitzgeralds brand casinos. For the year ended December 31, 2002, cash used in financing activities totaled $11,466,000. The primary financing activities were the re-payment of $6,500,000 previously drawn on the Investor Holdings Credit Facility and $2,544,000 paid to BDI pursuant to the Company's management agreement with BDI. In addition, the Company redeemed $865,000 of its Senior Secured Notes at a discount to par of 87 3/4% plus accrued interest of $38,359. The redemption resulted in a $69,000 gain to the Company. Also, from the period from inception through December 31, 2001, cash provided by financing activities totaled $158,951,000 primarily resulting from the Company's offering of Investor Holdings Senior Secured Notes. As of December 31, 2002, there was no outstanding borrowings under the Credit Facility.

            In connection with the issuance by the Company of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, the Company entered in a registration rights agreement pursuant to which the Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement requires the Company to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and the Company was required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002, an amount per week per $1,000 principal amount of Registrable Securities equal to $0.05 for the first 90-day period following April 5, 2002, increasing by an additional $0.05 per week with respect to each subsequent 90-day period, up to a maximum amount of $0.20 per week. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, the Company made its initial liquidated damages payment of $61,053 to the holders of the Notes. The final liquidated damages payment of $114,474 was paid to the holders of the Unregistered Notes with the scheduled interest payment on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and was completed on Friday, September 6, 2002 at 5 p.m. Eastern Standard Time.

             Management believes that the Company's cash flow from operations and its current lines of credit will be adequate to meet the Company's anticipated future requirements for working capital, its capital expenditures and scheduled payments of interest and principal on the Investor Holdings Senior Secured Notes and other permitted indebtedness for at least the year 2003. If necessary and to the extent permitted under the Investor Holdings Indenture, the Company will seek additional financing through borrowings and debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. In addition, there is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that unforeseen events will not occur, resulting in the need to raise additional funds.

New Accounting Principles

            In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

            In April 2002, the Financial Accounting Standards Board issued SFAS
145. Among other matters, SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

            In June 2002, the Financial Accounting Standard Board issued Statement No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

            In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows. Disclosures concerning guarantees are found in Notes 6 and 13.

            In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for "Variable Interest Entities ("VIE")" in existence prior to January 31, 2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

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

            Goodwill and Other Intangible Assets. We have approximately $5.9 million of goodwill and $17.7 million of other intangible assets recorded on our balance sheet at December 31, 2002 related to the acquisition of the Fitzgeralds properties. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, that require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

            Property and Equipment. At December 31, 2002, we have approximately $117.3 million of net property and equipment recorded on our balance sheet compared to $122.4 million at December 31, 2001. Prior to the acquisition of the Fitzgeralds properties, third-party valuations were obtained for property and equipment and intangible assets. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

            Casino Club Liability. The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages and merchandise. A liability is recorded for the estimate of unredeemed points based upon the Company's redemption history. This liability can be impacted by changes in the program, increases in membership and changes in the redemption patterns of the participants.

            Self-Insurance. The Company maintains accruals for self-insured health costs, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimates of these accruals by periodically evaluating the historical experience and projects trends related to these accruals. Actual results may differ from these estimates.

Contractual Commitments.

            The following table summarizes our obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases at December 31, 2002.

                                                                  Payments Due By Year

Contractual Obligations       2003           2004          2005             2006         2007           Thereafter     Total
                         ------------------------------------------------------------------------------------------------------

Long Term Debt           $    134,084   $     84,984   $     30,082       $      -   $145,531,448       $      -   $145,780,598
Capital Leases                      -              -              -              -              -              -   $          -
Operating Leases              757,451        268,278         33,890         15,932         15,932         15,932   $  1,107,415
                         ------------------------------------------------------------------------------------------------------
             Total       $    891,535   $    353,262   $     63,972       $ 15,932   $145,547,380       $ 15,932   $146,888,013


                                                             Amount of Commitment Expiration Per Period

                                               Total Amounts      Less than        1-3           4-5        Over 5
Other Commercial Commitments                     Committed          1 Year        Years         Years       Years
                                            -----------------------------------------------------------------------------

Lines of Credit                                $         -        $      -        $   -         $   -       $   -
                                            -----------------------------------------------------------------------------
                 Total                         $         -        $      -        $   -         $   -       $   -



FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Substantial Debt

Our significant indebtedness could adversely affect our financial health.

            We have a significant amount of debt. We currently have outstanding $151.8 million of long-term debt represented by the Investor Holdings Senior Secured Notes and approximately $249,000 associated with equipment debt at Barden Nevada Gaming. At December 31, 2002 we had no outstanding debt under the $15.0 million Investor Holdings Credit Facility. In addition, the Investor Holdings Indenture and Investor Holdings Credit Facility will permit us to incur additional debt in certain circumstances, including to finance the purchase of furniture and equipment.

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

We are a holding company and therefore, our ability to make payments on the Investor Holdings Senior Secured Notes and service our debt depends on our cash flow from our subsidiaries.

             Cash flows from our subsidiaries will depend on:

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

Risks Related to Our Business

We may be unable to retain management at the three Fitzgeralds casinos.

            The Company retains management and key executives through a combination of programs and techniques including, employment agreements, performance based compensation, and other types of incentives and benefit packages. The Company does not award stock or stock options.

            A number of current members of management and key executives are under employment contracts. Some contracts expire in 2003. While the Company will make every reasonable effort to maintain those management and key executives that are viewed as valuable to the operations of the Fitzgeralds properties, there can be no assurance as to our success. Though we will attempt to fill vacated management and key executive positions determined as necessary to our operations, there can be no estimate as to the time frame in filling these positions. Any delays in filling these positions could have a materially negative impact to our operations and financial results.

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

We have limited operating history.

            Prior to our acquisition of the Fitzgeralds casino properties, we had limited cash assets, our only liabilities were those under the purchase agreement with Fitzgeralds, and we had no significant operating history. We cannot assure you that we will be able to operate the Fitzgeralds casino properties effectively or realize any of the anticipated benefits of the acquisition.


Many of our employees belong to unions; any labor disruptions, work stoppages or significant union imposed wage increases could have an adverse impact on our business.

            At December 31, 2002, approximately 16% of our workforce is unionized. At December 31, 2002, Fitzgeralds Las Vegas employed approximately 843 people, approximately 366 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local 165, under a five-year contract expiring on May 31, 2007. The contract has been ratified by the membership but not signed by the Union. In addition, four employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and its Affiliated Local No. 1780, under a four-year contract that expires on July 31, 2005. At December 31, 2002, Fitzgeralds Tunica and Fitzgeralds Black Hawk employed approximately 1,175 and 333 people, respectively. Any labor disruptions or work stoppages could have a material adverse effect on our operations.

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

         Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity and petroleum based products in the United States will negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which could negatively impact our revenues.

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

The recent war with Iraq and future occurrences of terrorist or other destabilizing events, could negatively affect our revenues and cash flow.

             Recent military action, the prospect of extended military action and the fear of domestic terrorism has resulted in a decline in vacation travel and tourism due to, among other factors, fears regarding additional acts of terrorism, and reduced operations by airlines due to decreased demands for air travel, new security directives and increased costs. The magnitude and duration of these effects is unknown and cannot be predicted. Any decline in vacation travel and tourism could adversely affect our revenues, particularly with respect to Fitzgeralds Las Vegas, where the majority of our customers rely on air travel to visit our casino property. Continued or even worsening negative market conditions related to terrorist actions, or other destabilizing events and other actions that perpetuate a climate of war could cause existing and potential customers to further delay and cancel travel, convention and vacation plans, could decrease wagering and increase costs, and as a result could adversely affect our revenues and cash flow in the future.

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

            In addition, we have approximately $151.8 million principal amount of notes outstanding under the Investor Holdings Indenture. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest and therefore, such instruments generally do not have an impact on future earnings. However, as our fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt incurred to fund repayments under maturing facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             See Item 15(a) of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

             The following table sets forth certain information with respect to the executive officers of the Company. The Company does not have directors since it is a limited liability company.


  Name and Age                            Position(s) Held
  ------------                            ----------------

Don H. Barden, 59       Manager, Chairman, President and Chief Executive Officer

Michael E. Kelly, 41    Manager, Executive Vice President, Chief Operating
                        Officer and Secretary

Jon S. Bennett, 42      Vice President and Chief Financial Officer



            Don H. Barden, is the Manager, Chairman, President and Chief Executive Officer of the Company since its formation, with responsibility for key policy making functions. Since their formation, Mr. Barden is also President and Chief Executive Officer of Investor and Manager of Barden Colorado, Barden Mississippi and Barden Nevada; Chairman, President and Chief Executive Officer of Majestic Star, Majestic Investor Capital, Barden Colorado, Barden Mississippi and Barden Nevada; and Chairman and President of BDI. Mr. Barden also has served as a director of Majestic Investor Capital since its formation. Additionally, he is the President and Chief Executive Officer of a group of other companies he owns and/or operates. Over the past 35 years, Mr. Barden has successfully developed, owned and operated many business enterprises in various industries including real estate development, casino gaming, broadcasting, cable television and international trade.

            Michael E. Kelly, is the Manager, Executive Vice President, Chief Operating Officer and Secretary of the Majestic Star and its affiliates including, the Company, since January 1, 1999, with overall responsibility for the daily operations. Mr. Kelly also served as Majestic Star's and the Company's Chief Financial Officer from April 1996 to October 2002. From April 1996 through December 31, 1998, Mr. Kelly was the Vice President and Chief Financial Officer of Majestic Star with overall responsibility for financial reporting and investor relations functions. Mr. Kelly assumed the responsibility for management of daily operations and related activities of Majestic Star effective October 17, 1998. From October 1998 through October 2001, Mr. Kelly also served as the Majestic Star's General Manager. Mr. Kelly is a Vice President of BDI since April 1996 and Director of Majestic Investor Capital Corp. since its formation. Since their formation, Mr. Kelly is also Executive Vice President, Chief Operating Officer of Investor; Manager of Investor Holdings, and Barden Mississippi Gaming, LLC; Executive Vice President, Chief Operating Officer and Secretary of Investor Holdings, Investor Capital, Barden Colorado Gaming, LLC, Barden Mississippi Gaming, LLC and Barden Nevada Gaming, LLC; Director of Majestic Investor Capital Corp. From 1982 to 1996, Mr. Kelly was employed in various senior finance and administrative functions by Harrah's Hotel & Casino in New Jersey and Nevada, by Fitzgeralds Gaming Corporation and by Empress River Casino Corporation and its affiliates.

            Jon S. Bennett, is the Vice President and Chief Financial Officer of the Company since October 21, 2002 with overall responsibility for all aspects of the Company's financial management, accounting and reporting processes. Mr. Bennett is also the Vice President and Chief Financial Officer for Majestic Star, Majestic Star Capital, Majestic Investor, Majestic Investor Capital, Barden Mississippi, Barden Colorado and Barden Nevada. Prior to Mr. Bennett's appointment as Vice President and Chief Financial Officer, Mr. Bennett was Vice

President of Finance and Administration for Barden Mississippi from the acquisition, December 6, 2001 to the date of his promotion, October 21, 2002. Mr. Bennett has held various positions with Fitzgeralds Gaming Corporation, including Vice President of Finance and Administration for Fitzgeralds Tunica from April 30, 1997 to December 5, 2001 and Director of Finance for three Fitzgeralds properties located in Reno, Nevada. Mr. Bennett was also Chief Financial Officer for Peppermill Casinos, Inc. from May, 1995 to April, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth all compensation earned for services performed for Majestic Star, Investor and, following its formation in September of 2001, the Company and each of its subsidiaries, during the fiscal year ended December 31, 2002, 2001 and 2000 by our Chief Executive Officer and our other executive officers (collectively, the "Named Executive Officers". All compensation is paid by Majestic Star.

                           SUMMARY COMPENSATION TABLE

                                                                            Annual
                                                                        Compensation (1)                             All Other
           Name and Position                           Year                 Salary                 Bonus          Compensation (2)
           -----------------                           ----                 ------                 -----          ----------------
Don H. Barden (3)                                      2002             $   370,000              $       -           $ 124,533
           Chairman, President and Chief               2001                 332,788                      -               1,271
           Executive Officer                           2000                 331,250                      -                 920

Michael E. Kelly (3)                                   2002             $   423,077              $  50,000           $  72,370
           Executive Vice President, Chief             2001                 296,635                175,000              24,901
           Operating and Secretary                     2000                 280,000                100,000              18,589

Jon S. Bennett (3)                                     2002             $   212,716              $  43,000           $   3,433
           Vice President and                          2001                       -                      -                   -
           Chief Financial Officer                     2000                       -                      -                   -

Notes:
        1. The incremental cost to the Company of providing perquisites and other personal benefits did not exceed, as to any "Named Executive Officer," the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

        2. In 2002, the Majestic Star contributed a 401(k) match of $12,900 to Mr. Kelly. Mr. Kelly was also reimbursed $5,000 for non-deductible medical plan expenditures. In 2002, life insurance premiums of $124,533 and $3,324 were paid on behalf of Messrs. Barden and Kelly, respectively. In 2002, the Majestic Star paid Mr. Kelly $38,511 for relocation expenses and $12,635 for automobile allowance. Mr. Kelly's salary in 2002 includes $23,077 for unused vacation related to 2001. In 2002, Majestic Star contributed a 401(k) match of $3,433 to Mr. Bennett.

           In 2001 the Majestic Star contributed a 401(k) match of $17,530 to Mr. Kelly, and Mr. Kelly was also reimbursed by the Majestic Star $5,000 for non-deductible medical plan expenditures. In 2001, life insurance premiums of $1,271 and $2,724 were paid by the Majestic Star on behalf of Messrs. Barden and Kelly, respectively.

           In 2000, the Majestic Star contributed a 401(k) match of $11,520 to Mr. Kelly, and Mr. Kelly was also reimbursed by the Majestic Star $5,045 for non-deductible medical plan expenditures. In 2000, life insurance premiums of $920 and $2,024 were paid by the Majestic Star on behalf of Messrs. Barden and Kelly, respectively.

        3. All of Messrs. Barden's, Kelly's and Bennett's compensation is paid by the Majestic Star, but a portion of such compensation is reimbursed by Investor Holdings through an expense sharing agreement. See Item 13 - "Certain Relationships and Related Transactions."

Employment Agreements

             Mr. Barden serves as our Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with Majestic Star.

            Mr. Kelly serves as our Manager, Executive Vice President and Chief Operating Officer and Secretary pursuant to a three-year employment agreement with Majestic Star dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance and the performance of Majestic Star and the three Fitzgeralds casinos. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in Majestic Star's 401(k) plan, together with a $100,000 signing bonus and an interest free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

            Mr. Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement with Majestic Star dated October 21, 2002. Under this agreement, Mr. Bennett will receive base compensation of $250,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Majestic Star's 401(k) plan and reimbursement of relocation expenses. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement. Mr. Bennett's employment agreement contains certain non-competition provisions with a duration of 12 months if Mr. Bennett should voluntarily terminate his employment within 18 months of the commencement date of his employment agreement.

Compensation Committee Interlocks and Insider Participation

            We have no standing Compensation Committees. All compensation decisions are made by BDI.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            We are indirectly wholly-owned by Don H. Barden, our Manager, Chairman, President and Chief Executive Officer.

            The following table sets forth the beneficial ownership of each of the Company, Majestic Investor Capital, Barden Colorado, Barden Mississippi and Barden Nevada as of the date hereof.

         Name and Address of Beneficial Owner of
         Majestic Investor Holdings, LLC                                       % Ownership
         -------------------------------
         Don H. Barden                                                                  100.0% /1/
              163 Madison Avenue, Suite 2000
              Detroit, MI 48226

   ---------------------------------------
(1)           Includes the membership interests in the Company, all of which are beneficially owned directly by Investor, which is directly wholly owned by Majestic Star.  All of the membership interest in Majestic Star are directly wholly-owned by BDI, which is directly wholly-owned by Mr.
              Barden.

         Name and Address of Beneficial Owner of
         Majestic Investor Capital Corp.                                       % Ownership

         Don H. Barden                                                                  100.0% /1/
              163 Madison Avenue, Suite 2000
              Detroit, MI 48226

   ---------------------------------------
(1)           Includes the common stock of Majestic Investor Capital, all of which is beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interests in Majestic Star are directly wholly owned by BDI, which is directly wholly-owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Barden Colorado Gaming, LLC                                           % Ownership

         Don H. Barden                                                                  100.0% /1/
              163 Madison Avenue, Suite 2000
              Detroit, MI 48226

   ---------------------------------------
(1)           Includes the membership interests in Barden Colorado Gaming, all of which are beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interest in Majestic Star are directly wholly-owned by BDI, which is directly wholly-owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Barden Mississippi Gaming, LLC                                        % Ownership

         Don H. Barden                                                                  100.0% /1/
              163 Madison Avenue, Suite 2000
              Detroit, MI 48226

   ---------------------------------------
(1)           Includes the membership interests in Barden Mississippi Gaming, all of which are beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interest in Majestic
              Star are directly wholly-owned by BDI, which is directly
              wholly-owned by Mr. Barden.

         Name and Address of Beneficial Owner of
         Barden Nevada Gaming, LLC                                             % Ownership

         Don H. Barden                                                                  100.0% /1/
              163 Madison Avenue, Suite 2000
              Detroit, MI 48226

   ---------------------------------------
(1)           Includes the membership interests in Barden Nevada Gaming, all of which are beneficially owned directly by the Company, which is directly wholly owned by Investor, which is directly wholly owned by Majestic Star. All of the membership interest in Majestic Star are directly wholly-owned by BDI, which is directly wholly-owned by Mr. Barden.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             In September 2000, Investor was capitalized by Majestic Star with $9.0 million of capital contributions, including interest earned thereon. Investor subsequently contributed this $8.8 million to the Company in connection with Investor's assignment of its rights and obligations under the Fitzgeralds purchase and sale agreement to the Company.

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

            A $2.0 million note made by Investor to BDI was later assigned to the Company from Investor. BDI paid the principal of the note in conjunction with the closing of the Fitzgeralds acquisition on December 6, 2001. Interest of $185,750 was paid on May 24, 2002.

             During 2001, Investor Holdings made a $700,000 loan to BDI. This loan accrued interest at 7% per annum and was paid in full, with accrued interest, on March 14, 2003.

LLC Manager Agreement

            Pursuant to an amended and restated agreement entered into on December 5, 2001, and effective December 6, 2001, BDI will act as our manager. Distributions of profits to BDI are limited under the terms of the Investor Holdings Indenture. Distributions for each fiscal quarter cannot exceed 1% of net revenues plus 5% of our Consolidated Cash Flow (as defined in the Investor Holdings Indenture) for the immediately preceding fiscal quarter and may not be paid if we are in default under the Investor Holdings Indenture. We make distributions to BDI as a return on the investment capital contributed to us by BDI for corporate oversight and governance services and as an inducement for Mr. Barden, the sole stockholder of BDI, to continue using his visibility in the gaming industry to promote us. The payment is subordinated to the payment in full of principal, interest, and liquidated damages, if any, then due on the Investor Holdings Senior Secured Notes. Distributions to BDI in 2002 were $2,544,000.

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

ITEM 14.  CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)         1. Financial Statements as listed on Page F-1.

               2. Financial Statement Schedule as listed on Page F-1.

               3. Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index on Page E-1, which is incorporated herein by reference.

   (b)   Reports on Form 8-K:

               The Company filed a report on Form 8-K on September 9, 2002 announcing the successful completion of its Senior Secured Notes exchange offer.

   (c)   Exhibits:
               The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                          INDEX OF FINANCIAL STATEMENTS


MAJESTIC INVESTOR HOLDINGS, LLC

    Report of Independent Accountants                                                                   F-2

    Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                           F-3
    Consolidated Statements of Operations for the year ended December 31, 2002
        and for the period from (inception) September 14, 2001 through December 31, 2001                F-4
    Consolidated Statements of Changes in Members' Equity for the year ended
        December 31, 2002 and for the Period from (inception) September 14, 2001
         through December 31, 2001                                                                      F-5
    Consolidated Statements of Cash Flows for the period for the year ended
        December 31, 2002 and for the period from (inception) September 14,
        2001 through December 31, 2001                                                                  F-6
    Notes to the Consolidated Financial Statements                                                      F-7

Supplemental Consolidating Schedules:

   Consolidating Balance Sheets as of December 31, 2002                                                 F-31
   Consolidating Statements Of Operations for the year ended December 31, 2002                          F-32
   Consolidating Statements of Cash Flows for the year ended December 31, 2002                          F-33
   Consolidating Balance Sheets as of December 31, 2001                                                 F-34
   Consolidating Statements of Operations for the period from (inception)
        September 14, 2001 through December 31, 2001                                                    F-35
   Consolidating Statements of Cash Flows for the period from (inception) September 14, 2001
        through December 31, 2001                                                                       F-36
   Schedule II - Valuation and Qualifying Accounts                                                      F-37

HISTORICAL COMBINED FINANCIAL STATEMENTS OF FITZGERALDS LAS VEGAS, INC.,
     FITZGERALDS MISSISSIPPI, INC. AND 101 MAIN STREET LIMITED LIABILITY COMPANY
     (DEBTORS-IN-POSSESSION)(WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING
     CORPORATION)*


   Report of Independent Accountants                                                                    F-38
   Balance Sheets at December 31, 2000 and December 6, 2001                                             F-40
   Statements of Operations for the years ended December 31, 1999 and 2000, and for the
        Period ended December 6, 2001                                                                   F-41
   Statements of Stockholder's Deficiency for the Years Ended December 31, 1999 and 2000, and
        for the Period ended December 6, 2001                                                           F-42
   Statements of Cash Flows for the Years Ended December 31, 1999 and 2000, and for the Period
        ended December 6, 2001                                                                          F-43
   Notes to Combined Financial Statements                                                               F-45

Supplemental Combining Schedules:

   Combining Statement of Operations Information for the Year Ended December 31, 1999                   F-66
   Combining Statement of Cash Flows Information for the Year Ended December 31, 1999                   F-68
   Combining Balance Sheet Information at December 31, 2000                                             F-70
   Combining Statement of Operations Information for the Year Ended December 31, 2000                   F-72
   Combining Statement of Cash Flows Information for the Year Ended December 31, 2000                   F-73
   Combining Balance Sheet Information at December 6, 2001                                              F-75
   Combining Statement of Operations Information for the Period from January 1, 2001
        through December 6, 2001                                                                        F-77
   Combining Statement of Cash Flows Information for the Period from January 1, 2001
        through December 6, 2001                                                                        F-78
   Schedule II -- Valuation and Qualifying Accounts                                                     F-80


* The Registrant completed the acquisition of the assets of three subsidiaries of Fitzgeralds Gaming Corporation on December 6, 2001. In order to comply with Rule 3-02 of Regulation S-X, the historical predecessor financial statements for Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company are included in this Annual Report on Form 10-K for the year ended December 31, 2002.

                         MAJESTIC INVESTOR HOLDINGS, LLC

To the Members of
Majestic Investor Holdings, LLC:


             In our opinion, the consolidated financial statements listed in the index appearing under Item 15a(1) on page F-1 present fairly, in all material respects, the financial position of Majestic Investor Holdings, LLC and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from (inception) September 14, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements and financial statement schedule taken as a whole. The consolidating information on pages F-31 through F-36 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies. Accordingly, we do not express an opinion on the financial position, results of operations and cash flows of the individual companies. However, the consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP


Las Vegas, Nevada
February 23, 2003, except for Note 11,
as to which the date is March 17, 2003

                     MAJESTIC INVESTOR HOLDINGS, LLC
                       CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,              December 31,
                                                                                          2002                      2001
                                                                                      -----------                -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                         $   15,983,824             $   17,704,815
  Restricted cash                                                                          250,000                        -
  Accounts receivable, less allowance for doubtful accounts
       of $ 239,066 and $248,042, respectively                                           1,241,183                  1,464,834
  Inventories                                                                              929,126                    957,564
  Prepaid expenses                                                                       1,644,735                  1,212,653
  Due from seller                                                                              -                       98,913
  Note receivable from related party                                                       700,000                    700,000
  Other                                                                                     39,133                     15,552
                                                                                       -----------                -----------
                  Total current assets                                                  20,788,001                 22,154,331
                                                                                       -----------                -----------

Property, equipment and improvements, net                                              117,297,506                122,427,962
Intangible assets, net                                                                  17,691,746                 19,290,753
Goodwill                                                                                 5,922,398                 10,602,250

Other Assets:
  Deferred financing costs, net of accumulated amortization
       of $1,407,041 and $83,897, respectively                                           6,714,902                  7,023,706
  Restricted cash                                                                        1,000,000                  1,000,000
  Other assets, prepaid leases and deposits                                              1,624,359                    945,618
                                                                                       -----------                -----------
                  Total other assets                                                     9,339,261                  8,969,324
                                                                                       -----------                -----------

                  Total Assets                                                      $  171,038,912             $  183,444,620
                                                                                       ===========                ===========

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt                                              $      134,084             $    6,656,574
  Accounts payable                                                                       2,136,369                  1,946,730
  Other accrued liabilities:
       Payroll and related                                                               5,949,275                  5,006,114
       Interest                                                                          1,473,785                  1,208,779
       Progressive jackpots                                                              2,476,543                  2,274,050
       Slot club liability                                                                 738,559                  2,241,876
       Other accrued liabilities                                                         4,401,378                  5,060,069
                                                                                       -----------                -----------
                  Total current liabilities                                             17,309,993                 24,394,192
                                                                                       -----------                -----------

Due to related parties                                                                         -                    1,177,829
Long-term debt, net of current maturities                                              145,646,514                145,340,304
                                                                                       -----------                -----------

                  Total Liabilities                                                    162,956,507                170,912,325

Commitments and contingencies

Member's Equity:                                                                         8,082,405                 12,532,295
                                                                                       -----------                -----------
                  Total Liabilities and Member's Equity                             $  171,038,912             $  183,444,620
                                                                                       ===========                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        FOR THE PERIOD
                                                                                        FROM INCEPTION
                                                                                     (SEPTEMBER 14, 2001)
                                                          FOR THE YEAR ENDED               THROUGH
                                                          DECEMBER 31, 2002           DECEMBER 31, 2001
                                                          -----------------           -----------------
REVENUES:
   Casino                                                 $   161,189,334              $    10,358,799
   Rooms                                                       15,495,620                    1,079,456
   Food and beverage                                           19,470,500                    1,189,804
   Other                                                        3,604,744                      203,858
                                                             ------------                 ------------

          Gross revenues                                      199,760,198                   12,831,917

          Less promotional allowances                         (30,348,133)                  (2,310,848)
                                                             ------------                 ------------

          Net revenues                                        169,412,065                   10,521,069

COSTS AND EXPENSES:
   Casino                                                      60,822,128                    4,111,503
   Rooms                                                        9,014,354                      628,910
   Food and beverage                                           11,267,235                      706,947
   Other                                                        1,559,861                      108,732
   Gaming taxes                                                17,950,757                      808,464
   Advertising and promotion                                   13,282,926                      926,226
   General and administrative                                  24,977,991                    1,569,643
   Depreciation and amortization                               14,460,322                      920,648
   Loss on disposal of assets                                      14,069                          -
   Pre-opening expenses                                            13,391                    1,018,234
                                                             ------------                 ------------

          Total costs and expenses                            153,363,034                   10,799,307
                                                             ------------                 ------------

          Operating income (loss)                              16,049,031                     (278,238)
                                                             ------------                 ------------
OTHER INCOME (EXPENSE):
   Interest income                                                135,830                      218,201
   Interest expense                                           (18,117,818)                  (1,210,860)
   Other non-operating expense                                    (41,684)                         -
                                                             ------------                 ------------
          Total other expense                                 (18,023,672)                    (992,659)

          Loss before extraordinary item                       (1,974,641)                  (1,270,897)

EXTRAORDINARY ITEM:
   Gain on bond redemption                                         68,957                          -
                                                             ------------                 ------------

          Net loss                                        $    (1,905,684)             $    (1,270,897)
                                                             ============                 ============


    The accompanying notes are an integral part of these consolidated financial statements.

                        MAJESTIC INVESTOR HOLDINGS, LLC
            CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY

For the Year Ended December 31, 2002 and For the Period From Inception (September 14, 2001) through December 31, 2001

                                                                 Capital                Accumulated                 Total
                                                              Contributions               Deficit              Members' Equity
                                                           --------------------     ---------------------   ---------------------
Contribution from Majestic Investor, LLC                     $ 8,803,192              $          -              $ 8,803,192
Contribution from Majestic Investor, LLC                       5,000,000                                          5,000,000
Net loss                                                               -                (1,270,897)              (1,270,897)
                                                           ----------------------------------------------------------------------

Balance, December 31, 2001                                    13,803,192                (1,270,897)              12,532,295
Net loss                                                               -                (1,905,684)              (1,905,684)
Distribution paid to
     Barden Development, Inc.                                          -                (2,544,206)              (2,544,206)
                                                           ----------------------------------------------------------------------

Balance, December 31, 2002                                   $13,803,192              $ (5,720,787)             $ 8,082,405
                                                           ======================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   INCEPTION
                                                                                      YEAR ENDED              (SEPTEMBER 14, 2001)
                                                                                      DECEMBER 31,            THROUGH DECEMBER 31,
                                                                                          2002                        2001
                                                                                   ---------------            ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $  (1,905,684)               $  (1,270,897)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation                                                                       9,843,712                      642,472
    Amortization                                                                       4,616,610                      278,176
    Loss on sale of assets                                                                14,069                          -
    Gain on redemption of bonds                                                          (68,957)                         -
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                           325,118                     (532,843)
    Decrease in inventories                                                               28,438                       20,886
    Increase in prepaid expenses                                                        (817,442)                    (296,365)
    Decrease (increase) in other assets                                                  788,685                      (24,503)
    Decrease (increase) in accounts payable                                               (6,733)                     394,988
    Decrease in amounts due to related parties, net                                     (836,249)                      (8,665)
    Increase in accrued payroll and related expenses                                     856,711                          -
    Increase in accrued interest                                                         265,006                    1,208,779
    (Decrease) increase in other accrued liabilities                                    (758,785)                   2,222,443
                                                                                     -----------                  -----------
          Net cash provided by operating activities                                   12,344,499                    2,634,471

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for purchase of Fitzgeralds, net of cash acquired                                -                   (143,758,152)
    Increase in restricted cash                                                         (250,000)                         -
    Acquisition of property, equipment and improvements                               (5,207,456)                    (122,696)
    Payment of acquisition related costs                                                (986,158)                         -
    Proceeds from seller from purchase price adjustment                                3,800,000                          -
    Proceeds from sale of equipment                                                       44,267                          -
                                                                                     -----------                  -----------
          Net cash used in investing activities                                       (2,599,347)                (143,880,848)
                                                                                     -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Investor Holdings senior secured notes                         -                    145,000,400
    Payment of Investor Holdings senior secured notes issuance costs                         -                     (6,815,090)
    Member's equity contribution                                                             -                      5,000,000
    Contribution from Majestic Investor                                                      -                      8,803,191
    Cash advances from related parties                                                       -                      1,168,273
    Issuance of loan to Barden Development, Inc.                                             -                       (700,000)
    Line of credit, net                                                               (6,500,000)                   6,500,000
    Payment of Investor Holdings senior secured notes issuance costs                  (1,523,568)                         -
    Cash paid for redemption of Investor Holdings senior secured notes                  (759,038)                         -
    Cash paid to reduce long-term debt                                                  (139,331)                      (5,582)
    Distribution to Barden Development, Inc.                                          (2,544,206)                         -
                                                                                     -----------                  -----------
          Net cash (used in) provided by financing activities                        (11,466,143)                 158,951,192
                                                                                     -----------                  -----------
Net (decrease) increase in cash and cash equivalents                                  (1,720,991)                  17,704,815
Cash and cash equivalents, beginning of period                                        17,704,815                          -
                                                                                     -----------                  -----------
Cash and cash equivalents, end of period                                           $  15,983,824                $  17,704,815
                                                                                     ===========                  ===========

INTEREST PAID:
    Equipment Debt                                                                 $       8,391                $       2,081
    Senior Secured Notes - Fixed Interest 11.653%                                  $   8,707,126                $         -
    Lines of credit                                                                $      98,168                $         -

SUPPLEMENTAL NONCASH OPERATING AND FINANCING ACTIVITIES:
Elimination of slot based progressives                                             $     400,000                $         -
Elimination of slot club                                                           $   1,300,000                $         -


  The accompanying notes are an integral part of these Consolidated Financial Statements.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

            Majestic Investor Holdings, LLC (the "Company"), is a wholly-owned subsidiary of Majestic Investor, LLC ("Investor") and an indirect wholly-owned subsidiary of The Majestic Star Casino, LLC ("Majestic Star"), owner and operator of the Majestic Star Casino, a riverboat casino located at Buffington Harbor in Gary, Indiana. The Company is indirectly wholly-owned and controlled by Don H. Barden, the Company's Manager, Chairman, President and Chief Executive Officer.

             On November 22, 2000, Investor entered into a definitive purchase and sale agreement, as amended, with Fitzgeralds Gaming Corporation and certain of its affiliates (the "Seller") to purchase substantially all of the assets of three of its subsidiaries for $149.0 million in cash, subject to adjustment in certain circumstances, plus the assumption of certain liabilities. Investor assigned all of its rights and obligations under the purchase and sale agreement to the Company following the formation of the Company. At the date of assignment, Investor had approximately $8.8 million of assets, no liabilities and $8.8 million of members' equity. Because all entities were under common control the assignment and contribution has been reflected in the consolidated financial statements of the Company as though it occurred as of the beginning of the period.

            On December 6, 2001, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., and 101 Main Street Limited Liability Company (collectively the "Fitzgeralds Assets") for approximately $152.7 million (the "Acquisition") (See Note 3). In connection with the Acquisition, the Company formed three new subsidiaries that hold the respective Fitzgeralds Assets and provide gaming and related entertainment to the public. These are Barden Mississippi Gaming, LLC ("Fitzgeralds Tunica"), Barden Colorado Gaming, LLC ("Fitzgeralds Black Hawk"), and Barden Nevada Gaming, LLC ("Fitzgeralds Las Vegas").

         The Company formed Majestic Investor Capital Corp. ("Majestic Investor Capital"), a wholly-owned subsidiary of the Company, to specifically serve as a co-issuer to facilitate the offering of 11.653% Senior Secured Notes ("the Investor Holdings Senior Secured Notes") which proceeds were used to purchase the Fitzgeralds Assets (See Note 6). Majestic Investor Capital does not have any material assets or operations. The three Fitzgeralds brand casinos are "restricted subsidiaries" of the Company under the indenture agreement relating to the Investor Holdings Senior Secured Notes.

            The results of operations for the twenty-five days ended December 31, 2001, since the acquisition on December 7, 2001, are included in our consolidated statement of operations and consolidated statement of cash flows.

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

RESTRICTED CASH - At December 31, 2002 and December 31, 2001, restricted cash of $1.0 million represents U.S. Treasury Notes held in an escrow account for the benefit of certain owners of land leased to Fitzgeralds Las Vegas. Also at December 31, 2002, restricted cash of $250,000 at Majestic Investor Holdings represents a letter of credit for self-insured workers compensation at Fitzgeralds Mississippi and Fitzgeralds Black Hawk.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximate fair value. Management believes that as of December 31, 2002, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

INVENTORIES - Inventories, consisting principally of food, beverage, and gift shop items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

OTHER ASSETS - The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheet include $661,488 and $627,473, respectively, of base stock inventories at December 31, 2002 and December 31, 2001.

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

DEFERRED FINANCING COSTS - Deferred financing costs represent agent's commission, closing costs and professional fees incurred in connection with the issuance of the Investor Holdings Senior Secured Notes and a $15.0 million credit facility with Foothill Capital Corporation ("the Investor Holdings Credit Facility"). Such costs are being amortized over the six year term of the notes and over the four year term of the line of credit, respectively, using the effective interest method.

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

PROMOTIONAL ALLOWANCES - Cash discounts and other cash incentives related to gaming play are recorded as a reduction of gross casino revenues. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows:

                                                                 For the period from (inception)
                                                                        September 14, 2001
                                Year Ended December 31, 2002        through December 31, 2001
                                ----------------------------        -------------------------
          Rooms                        $    4,121,861                    $     254,918
          Food and Beverage                11,194,141                          837,469
          Other                             1,083,884                           50,543
                                        --------------                    -------------

                                       $   16,399,886                    $   1,142,930
                                        ==============                    =============


The estimated retail value of such promotional allowances is included in operating revenues as follows:



                                                                 For the period from (inception)
                                                                       September 14, 2001
                                 Year Ended December 31, 2002       through December 31, 2001
                                ----------------------------        -------------------------
          Rooms                        $    5,592,973                    $    436,701
          Food and Beverage                11,621,979                         770,142
          Other                               849,824                          50,526
                                        --------------                    -------------

                                       $   18,064,776                    $  1,257,369
                                        ==============                    =============

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

ADVERTISING COSTS - Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2002 and 2001. Advertising costs included in advertising and promotion expenses were $2,440,021 and $199,337, respectively, for the year ended December 31, 2002 and for the period from inception (September 14, 2001) through December 31, 2001, respectively.

LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment when events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, an impairment loss is recognized. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 1, 2002 SFAS 142 requires annual impairment review of all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2002 and concluded that there was no impairment. See Note 5.

CASINO CLUB LIABILITY - The Company has established a promotional club (the "Casino Club") to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company accrues for club points based upon the estimates for expected redemptions.

SELF-INSURANCE LIABILITY - The Company maintains accruals for self-insured health costs, which is classified in other accrued liabilities in the consolidated balance sheet. Management determines the estimate of these accruals by periodically evaluating the historical experience and projects trends related to these accruals. Actual results could differ from these estimates.

PROGRESSIVE LIABILITY - The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value. The Company also estimates that the fair value of its long-term debt approximates its carrying value based on quoted market prices for the same or similar issues.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". Under SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS 145. SFAS 145 addresses the presentation for gains and losses on early retirements of debt in the statement of operations. SFAS 145 is effective for fiscal years beginning after May 15, 2003. Adoption of SFAS 145 is not anticipated to have a material impact on our financial condition, results of operations or cash flow.

In June 2002, the Financial Accounting Standard Board issued Statement No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and an annual financial statement about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows. Disclosures concerning guarantees are found in Notes 6 and 13.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities ("VIE")." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31,

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Summary of Significant Accounting Policies  (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

2003, and outlines consolidation requirement for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its commitments.

RECLASSIFICATION - The consolidated financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

3.  Fitzgeralds Acquisition

The Company accounted for the Acquisition under the purchase method. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair value of property and equipment and intangible assets based upon third-party valuations. The purchase price was determined based upon estimates of future cash flows and the net worth of the assets acquired. Pursuant to the terms of the purchase and sale agreement, the parties agreed to a $3.8 million reduction on May 9, 2002, based upon a negotiated settlement of the value of working capital at December 6, 2001. The $3.8 million reduction went against Goodwill. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date.


                                             At December 6, 2001
                                             -------------------
                                                (in millions)
Current assets                                    $    12.2
Property and equipment                                122.9
Intangible assets                                      19.4
Goodwill                                               10.6
Other noncurrent assets                                 2.0
                                                  ---------

           Total assets acquired                      167.1
                                                  ---------

Current liabilities                                    14.0
Other noncurrent liabilities                            0.4
                                                  ---------

           Total liabilities assumed                   14.4
                                                  ---------

Net                                               $   152.7
                                                  =========


                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Fitzgeralds Acquisition  (Continued)

Intangible assets primarily include $9.8 million for customer relationships, $3.7 million for tradename and $5.2 million for gaming licenses. Intangible assets for customer relationships and tradename are being amortized over a period of 8-10 years. In accordance with SFAS 142, goodwill, and other indefinite lived intangible assets such as the Company's gaming license, are not amortized but instead are subject to impairment tests at least annually. (See
Note 5).

The following unaudited pro forma consolidated financial information has been prepared assuming our acquisition occurred on January 1, 2001.

                                                 For the year ended
                                                  December 31, 2001
                                            ----------------------------
                                              (Unaudited in thousands)
Net revenue                                     $         168,260
Income from operations                          $          14,482
Net income (loss)                               $          (3,542)

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition been completed as of the beginning of the year, or of future results.

4.  Property and Equipment

Property and equipment at December 31, 2002 and 2001 consists of the following:


                                                                                                     Estimated Service
                                                         2002                        2001              Life (Years)
                                                  --------------------       ---------------------   -----------------
Land used in casino operations                    $         6,403,375        $          6,403,375              -
Vessel, Buildings & Improvements                           69,812,270                  69,287,364          25-39
Site improvements                                          15,971,805                  15,870,892           9-15
Barge and improvements                                     14,691,854                  14,655,000          13-15
Furniture, fixtures and equipment                          20,050,973                  16,157,574           4-10
Construction in progress                                      900,221                     696,229
                                                  --------------------       ---------------------
                                                          127,830,498                 123,070,434

Less accumulated depreciation                             (10,532,992)                   (642,472)
                                                  --------------------       ---------------------

         Property and equipment, net              $       117,297,506        $        122,427,962
                                                  ====================       =====================


Substantially all property and equipment are pledged as collateral on long-term debt. (See Note 6).

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Other Intangible Assets


The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, as of December 31, 2002 are as follows:


                                        Gross Carrying          Accumulated             Net Amount
                                            Amount              Amortization         December 31, 2002
                                      ------------------     ------------------   ------------------------
                                        (in thousands)         (in thousands)          (in thousands)
Amortized intangible assets:

Customer relationships                  $        9,800         $      (1,312)       $             8,488
Tradename                                        3,700                  (396)                     3,304
Riverboat excursion license                        700                     -                        700
                                        ---------------        --------------       --------------------

Total                                   $       14,200         $      (1,708)       $            12,492
                                        ===============        ==============       ====================

Unamortized intangible assets:

Gaming license                          $        5,200         $           -        $             5,200
                                        ---------------        --------------       --------------------

Total                                   $        5,200         $           -        $             5,200
                                        ===============        ==============       ====================



The amortization expense recorded on the intangible assets for the year ended December 31, 2002 and for the period from (inception) September 14, 2001 through December 31, 2001 was $1.6 million and $0.1 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years is as follows:



For the year ended December 31,
-------------------------------
     2003                                     $         1,618
     2004                                               1,642
     2005                                               1,642
     2006                                               1,642
     2007                                               1,642


                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  Long - Term Debt

Long-term debt at December 31, 2002 and 2001 is as follows:

                                                                                               2002                  2001
                                                                                               ----                  ----
$152,632,000 senior secured notes payable, net of unamortized discount of
$6,235,552 at 2002 and $7,546,568 at 2001; collateralized by a first priority lien on substantially all of the assets of Majestic Investor Holdings, LLC, due in semi-annual installments of interest at 11.653% on May 31 and November 30;
with a final payment of principal and interest due on November 30, 2007. During
2002, Majestic Investor Holdings, LLC purchased $865,000 of its
senior secured notes.                                                                    $     145,531,448          145,085,432

$15.0 million four year credit facility established with Majestic Investor
Holdings, LLC, on December 6, 2001 expiring on December 6, 2005; collateralized by substantially all current and future assets, other than excluded assets;
interest rate at the borrowers choice of LIBOR plus 2.0% above the base
rate which approximates the prime rate, or the prime rate.                                               -            6,500,000

Equipment and software financing payable at Barden Nevada Gaming including related use taxes; collateralized by gaming equipment; interest rates from 7.5%
to 12.0%; due in aggregate monthly installments of $13,526 with
varying maturity dates through 2005.                                                               249,150              411,446
                                                                                         ------------------    -----------------

                                                                                               145,780,598          151,996,878
Less current maturities                                                                           (134,084)          (6,656,574)
                                                                                         ------------------    -----------------
Long-term debt, net of current maturities                                                $     145,646,514          145,340,304
                                                                                         ==================    =================



The scheduled maturities of long-term debt are as follows:



            Year Ending December 31,
            2003                                                134,084
            2004                                                 84,984
            2005                                                 30,082
            2006                                                      -
            2007                                            145,531,448
            Thereafter                                                -
                                              --------------------------
                                              $             145,780,598
                                              ==========================


                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Long - Term Debt (Continued)

Investor Holdings Senior Secured Notes

On December 6, 2001, the Company and Majestic Investor Capital, as co-issuer, issued $152.6 million of 11.653% Senior Secured Notes due 2007. The net proceeds of $145,000,400 from the offering, together with an equity contribution from our member, were utilized to complete the acquisition.

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

In connection with the issuance by the Company and Majestic Investor Capital of $152,632,000 of unregistered 11.653% Senior Secured Notes due 2007 (the "Unregistered Notes") on December 6, 2001, the Company entered in a registration rights agreement pursuant to which the Company agreed to file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") to exchange up to $152,632,000 principal amount of 11.653% Senior Secured Notes due 2007 registered under the Securities Act of 1933 (the "Registered Notes") for any and all of its outstanding Unregistered Notes. The registration rights agreement requires the Company to pay liquidated damages to the holders of the Unregistered Notes if the Registration Statement was not declared effective by the SEC on or prior to April 5, 2002. The Registration Statement was declared effective by the SEC on August 8, 2002 and the Company was required to pay liquidated damages pursuant to the terms of the registration rights agreement for the period from April 6, 2002 until August 8, 2002, at an amount per week per $1,000 principal amount of Registrable Securities equal to $0.05 for the first 90-day period following April 5, 2002, increasing by an additional $0.05 per week with respect to each subsequent 90-day period, up to a maximum amount of $0.20 per week. On May 31, 2002, in connection with the first scheduled interest payment on the Unregistered Notes, the Company made its initial liquidated damages payment of $61,053 to the holders of the Notes. The final liquidated damages payment of $114,474 was paid to the holders of the Unregistered Notes with the scheduled interest payment on November 30, 2002. Pursuant to the Registration Statement, the offer to exchange the Registered Notes for any or all of the Unregistered Notes commenced on August 8, 2002 and was completed on Friday, September 6, 2002 at 5 p.m. Eastern Standard Time.

On or after November 30, 2005, the Company has the right to redeem notes from time to time at a price that will decrease over time from 105.827% of the principal amount in 2005 to 100% of the principal amount in 2006, plus, in each case, accrued and unpaid interest. Prior to November 30, 2004, the Company may, at its option, apply part of the net proceeds from certain equity offerings, as defined, to redeem up to 35% of the principal amount of the notes at 111.653% of their face amount, plus accrued and unpaid interest

The Indenture contains covenants, which among other things, restrict the Company's ability to (i) make certain distributions and payments, (ii) incur additional indebtedness, (iii) enter into transactions with affiliates, (iv) sell assets or stock, and (v) merge, consolidate or transfer substantially all of its assets.

During 2002, the Company purchased for $759,037, plus accrued interest Investor Holdings Senior

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt (Continued)

Secured Notes with a face value of $865,000. The notes, net of unamortized original issue discount, were being carried at value of $827,994. The resulting gain was $68,957.

Credit Facility

On December 6, 2001, the Company established a $15.0 million four-year credit facility. The credit facility is collateralized by substantially all of the Company's current and future assets, other than the excluded assets. The lien on the collateral securing the Company's credit facility is senior to the lien on the collateral securing the senior secured notes. The credit facility also contains financial covenants and restrictions on, among other things, indebtedness, investments, distributions and mergers. The interest rate can be at the Company's choice of LIBOR plus 2.0% above the base rate, which approximates prime, or the prime rate.

Intercreditor Agreement

In connection with the Company entering into its credit facility, the trustee under the indenture (as collateral agent) entered into an intercreditor agreement with Foothill Capital Corporation, as the lender under the Company's credit facility, which, among other things, subordinates the liens securing the Investor Holdings Senior Secured Notes to the liens securing the indebtedness under the Investor Holdings Credit Facility.

The intercreditor agreement, among other things, limits the trustee's rights in an event of default under the Investor Holdings Senior secured notes. Under the intercreditor agreement, if the Investor Holdings Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have indebtedness outstanding under the Investor Holdings Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Investor Holdings Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Investor Holdings Senior Secured Notes from pursuing remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of collateral will first be applied to repay indebtedness outstanding under the Investor Holdings Credit Facility and thereafter to the holders of the Investor Holdings Senior Secured Notes.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value as of December 31, 2002 of the Company's financial instruments. (Refer to Notes 2 and
6).

                                                                     Carrying                  Estimated
                                                                       Value                   Fair Value
                                                                -------------------        -------------------
Assets:
       Cash and equivalents                                     $       15,983,824          $      15,983,824
       Restricted cash                                          $        1,250,000          $       1,250,000

Liabilities:
       Long-term debt (including capital lease
       obligations and line of credit borrowings)               $      145,780,598          $     145,780,598



8.  Savings Plan

The Company contributes to a defined contribution plan which provides for contributions in accordance with the plan document. The plan is available to certain employees with at least one year of service. The Company contributes a matching contribution up to a maximum of 3% of an employee's salary limited to a specified dollar amount as stated in the plan document. The Company's contributions to the plan amounted to $713,608 during the year ended
December 31, 2002.

9.  Commitments and Contingencies

Leases

The Company has operating leases that cover various office and gaming equipment. Future minimum lease payments for operating leases with initial terms in excess of one year as of December 31, 2002 are as follows:

     Year ending December 31,
     2003                                   $         757,451
     2004                                             268,278
     2005                                              33,890
     2006                                              15,932
     2007                                              15,932
     Thereafter                                        15,932
                                            ------------------
                                            $       1,107,415
                                            ==================


Rent expense for the year ended December 31, 2002 and from (inception) September 14, 2001 through December 31, 2001 was approximately $3,159,900 and $363,925, respectively.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Commitments and Contingencies  (Continued)

Legal Proceedings

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company's business. Management believes that the resolution of these proceedings will not individually or in the aggregate, have a material effect on the Company's financial condition or results of operations.

Letter of Credit/Surety Bond

During the year ended December 31, 2002, a $250,000 letter of credit was issued to secure payment of workers compensation claims at Barden Colorado Gaming, LLC and Barden Mississippi Gaming, LLC. In order to collateralize the letter of credit, the bank, through which the letter of credit was issued, restricted $250,000 of the Company's cash in bank.

The States of Nevada and Mississippi have required Barden Nevada Gaming, LLC and Barden Mississippi Gaming, LLC to post surety bonds as security for current and future sales and gaming revenue tax obligations. Barden Nevada Gaming, LLC currently has one surety bond in place with the Nevada Department of Taxation in the amount of $122,250. Barden Mississippi Gaming, LLC has four surety bonds; a $600,000 bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guarantees of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guarantees, the Company, Barden Nevada Gaming, LLC and Barden Mississippi Gaming, LLC will be obligated to reimburse Mr. Barden for any such payments.

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

The Company's directors, officers, managers and key employees are required to hold individual

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  Commitments and Contingencies  (Continued)

licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

Employment Agreements

Mr. Don H. Barden serves as the Company's Manager, Chairman, President and Chief Executive Officer and currently receives annual compensation of $370,000 as an employee, pursuant to a letter agreement dated October 22, 2001 with The Majestic Star Casino, LLC.

Mr. Michael E. Kelly serves as the Company's Manager, Executive Vice President, Chief Operating Officer and Secretary pursuant to a three-year employment agreement with The Majestic Star Casino, LLC dated October 22, 2001. Under this agreement, Mr. Kelly will receive base compensation of $400,000 per year and can also earn annual incentive compensation based upon his performance, the performance of Majestic Star and the performance of the three Fitzgeralds casinos. In addition to such compensation, Mr. Kelly is entitled to term life insurance in an amount equal to $2.5 million and other customary employee benefits, including participation in The Majestic Star Casino, LLC's 401(k) plan, together with a $100,000 signing bonus and an interest free loan in the amount of $200,000 to be repaid in three equal annual installments. Mr. Kelly is also entitled to additional compensation, upon a change in control, equal to his base salary and incentive compensation for the remainder of the term of the agreement, plus 12 months thereafter. Mr. Kelly's employment agreement contains certain non-competition provisions with a duration of 12 months following termination of his employment.

Mr. Jon S. Bennett serves as our Vice President and Chief Financial Officer pursuant to a two-year employment agreement with the Majestic Star Casino, LLC dated October 21, 2002. Under this agreement, Mr. Bennett will receive base compensation of $250,000, subject to annual reviews, and can also earn bonuses subject to the discretion of the President and Chief Executive Officer and Executive Vice President and Chief Operating Officer. In addition to such compensation, Mr. Bennett is entitled to term life insurance in an amount equal to $1.0 million and other customary employee benefits, including participation in the Company's 401(k) plan and reimbursement of relocation expenses. Mr. Bennett is also entitled to additional compensation upon a change in control, equal to the remaining amount due under his employment agreement plus six months of his annual salary following the expiration of his current employment agreement. Mr. Bennett's employment agreement contains certain non-competition provisions with a duration of 12 months if Mr. Bennett should voluntarily terminate his employment within 18 months of the commencement date of his employment agreement.

The amounts payable pursuant to the agreements with Messrs. Barden, Kelly and Bennett are the responsibility of Majestic Star. As indicated in Note 10, the Company entered into an Expense Reimbursement/Sharing Agreement with Majestic Star whereby the Company will reimburse Majestic Star for a specified percentage of expenses paid by Majestic Star for the Company's corporate overhead.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  Related Party Transactions

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

Prior to the consummation of the offering of the Investor Holdings Senior Secured Notes, the Company issued a 35.71% membership interest to Barden Development, Inc. (a company wholly-owned by Mr. Barden and a member of Majestic Star Casino, LLC) ("BDI") in exchange for the contribution by BDI of a note for $5.0 million. BDI subsequently contributed the 35.71% membership interest to Majestic Investor, LLC as additional paid-in-equity. Majestic Investor, LLC currently owns 100% of the membership interests of the Company. BDI, upon closing of the offering of the Senior Secured Notes, contributed $5.0 million to the Company in repayment of the promissory note.

On September 19, 2001, the Company entered into an agreement with BDI, which was amended and restated on December 5, 2001, effective December 6, 2001, pursuant to which BDI will for act as the Manager of the Company. Distribution of profits to BDI are limited by the Indenture for the Investor Holdings Senior Secured Notes. Distribution's for any fiscal quarter, cannot exceed 1% of net revenues plus 5% of consolidated cash flow for the immediately preceding fiscal quarter, provided that the payment of such distributions are subordinated to the payment in full of principal, interest, premium and liquidated damages, as defined, if any, then due on the Investor Holdings Senior Secured Notes. During the year ended December 31, 2002, the Company made distributions of approximately $2,544,000 to BDI.

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

Interest of $185,750 on a $2.0 million note made by Majestic Investor, LLC to BDI which was later assigned to the Company was outstanding at December 31, 2001. BDI paid the principal of the note in conjunction with the closing of the acquisition on December 6, 2001. The interest was paid on May 24, 2002.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  Subsequent Events

In December 2001, the Company issued a $700,000 note to BDI. The note bears interest at a rate of 7% per annum. The principal and accrued but unpaid interest were due and payable in full on December 12, 2002. The principal and accrued interest was paid on March 17, 2003.

12.  Segment Information

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

A summary of the Properties' operations by business segment for the year ended December 31, 2002 and for the period from inception (September 14, 2001) through December 31, 2001 is presented below:


                                                                                      For the Period from Inception
                                                                                           (September 14, 2001)
                                                    As of December 31, 2002             through December 31, 2001
                                                    -----------------------           ------------------------------
                                                         (In thousands)                        (In thousands)
Net revenues:
            Fitzgeralds Tunica                           $        87,388                       $         5,368
            Fitzgeralds Black Hawk                                33,109                                 2,072
            Fitzgeralds Las Vegas                                 48,915                                 3,081
            Unallocated and other (1)                                  -                                     -
                                                         ----------------                      ----------------
                             Total                       $       169,412                       $        10,521
                                                         ----------------                      ----------------

Income (loss) from operations:
            Fitzgeralds Tunica                           $        14,288                       $           654
            Fitzgeralds Black Hawk                                 6,694                                   674
            Fitzgeralds Las Vegas                                 (1,977)                                 (393)
            Unallocated and other (1)                             (2,956)                               (1,213)
                                                         ----------------                      ----------------
                             Total                       $        16,049                       $          (278)
                                                         ----------------                      ----------------

Segment depreciation and amortization
            Fitzgeralds Tunica                           $         7,373                       $           485
            Fitzgeralds Black Hawk                                 1,538                                   100
            Fitzgeralds Las Vegas                                  2,952                                   167
            Unallocated and other (1)                              2,597                                   169
                                                         ----------------                      ----------------
                             Total                       $        14,460                       $           921
                                                         ----------------                      ----------------

Expenditures for additions to long-lived assets:
            Fitzgeralds Tunica                           $         2,549                       $           100
            Fitzgeralds Black Hawk                                 1,177                                     -
            Fitzgeralds Las Vegas                                  1,481                                    23
            Unallocated and other (1)                                  -                                     -
                                                         ----------------                      ----------------
                             Total                       $         5,207                       $           123
                                                         ----------------                      ----------------

Segment assets:
            Fitzgeralds Tunica                           $        88,307                       $        91,338
            Fitzgeralds Black Hawk                                30,468                                30,915
            Fitzgeralds Las Vegas                                 38,231                                45,171
            Unallocated and other (1)                            155,574                               167,813
                                                         ----------------                      ----------------
                             Total                       $       312,580                       $       335,237
            Less:  Intercompany                                 (141,541)                             (151,792)
                                                         ----------------                      ----------------
                             Total                       $       171,039                       $       183,445
                                                         ----------------                      ----------------



(1) Unallocated and other include certain corporate items and eliminations that are not allocated to the operating segments.

                         MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Supplemental Guarantor Financial Information

The Company's $151.8 million, 11.653% Senior Secured Notes (See Note 6) are unconditionally and irrevocably guaranteed, jointly and severally, by all of the restricted subsidiaries of the Company. The guarantees rank senior in right of payment to all existing and future subordinated indebtedness of these restricted subsidiaries and equal in right of payment with all existing and future senior indebtedness of these restricted subsidiaries.

The following condensed consolidating information presents condensed consolidating financial statements as of December 31, 2002 and December 31, 2001, for the year ended December 31, 2002 and and for the period of inception (September 14, 2001) through December 31, 2001, of the Company, the guarantor subsidiaries (on a combined basis) and the elimination entries necessary to combine such entities on a consolidated basis. Majestic Investor Capital, a wholly-owned subsidiary of the Company, is a non-guarantor subsidiary. However, Majestic Investor Capital does not have any material assets, obligations or operations. Therefore, no non-guarantor subsidiary information has been presented below.

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Guarantor Financial Information (Continued)



CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002

                                                   Majestic Investor        Guarantor          Eliminating              Total
                                                     Holdings, LLC        Subsidiaries           Entries            Consolidated
                                                   -----------------    ----------------    ------------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                     $       1,007,660    $     14,976,164    $                -     $      15,983,824
    Restricted cash                                         250,000                   -                     -               250,000
    Accounts receivable (net)                                52,695           1,188,488                     -             1,241,183
    Inventories                                                   -             929,126                     -               929,126
    Prepaid expenses and other current assets             5,573,991           1,575,678            (4,765,801)(a)         2,383,868
                                                   -----------------    ----------------    ------------------     -----------------
           Total current assets                           6,884,346          18,669,456            (4,765,801)           20,788,001
                                                   -----------------    ----------------    ------------------     -----------------

Property and equipment, net                                       -         117,297,506                     -           117,297,506
Intangible assets, net                                    5,200,000          12,491,746                     -            17,691,746
Due from related parties                                116,816,043                   -          (116,816,043)(b)                 -
Other assets                                              6,714,902           8,546,757                                  15,261,659
Investment in subsidiaries                               19,959,009                   -           (19,959,009)(b)                 -
                                                   -----------------    ----------------    ------------------     -----------------

               Total Assets                       $     155,574,300    $    157,005,465    $     (141,540,853)    $     171,038,912
                                                   =================    ================    ==================     =================


LIABILITIES AND MEMBER'S  EQUITY
Current Liabilities:

    Current maturities of long-term debt          $               -    $        134,084    $                -      $        134,084
    Accounts payable, accrued and other                   1,960,447          15,215,462                     -            17,175,909
                                                   -----------------    ----------------    ------------------      ----------------
           Total current liabilities                      1,960,447          15,349,546                     -            17,309,993
                                                   -----------------    ----------------    ------------------      ----------------

Due to related parties                                                      121,581,844          (121,581,844)(b)                 -
Long-term debt, net of current maturities               145,531,448             115,066                                 145,646,514
                                                   -----------------    ----------------    ------------------      ----------------

           Total Liabilities                            147,491,895         137,046,456          (121,581,844)          162,956,507

Member's Equity                                           8,082,405          19,959,009           (19,959,009)(b)         8,082,405
                                                   -----------------    ----------------    ------------------      ----------------

           Total Liabilities and Member's Equity  $     155,574,300    $    157,005,465    $     (141,540,853)     $    171,038,912
                                                   =================    ================    ==================      ================

(a)     To eliminate intercompany receivables and payables.
(b)     To eliminate intercompany accounts and investment in subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Guarantor Financial Information (Continued)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

                                                        MAJESTIC INVESTOR    GUARANTOR          ELIMINATING
                                                          HOLDINGS, LLC     SUBSIDIARIES          ENTRIES            CONSOLIDATED
                                                         ---------------   ----------------   ----------------     ----------------
REVENUES:
      Casino                                            $             -   $    161,189,334   $              -     $    161,189,334
      Rooms                                                           -         15,495,620                  -           15,495,620
      Food and beverage                                               -         19,470,500                  -           19,470,500
      Other                                                           -          3,604,744                  -            3,604,744
                                                         ---------------   ----------------   ----------------     ----------------

             Gross Revenues                                           -        199,760,198                  -          199,760,198

             less promotional allowances                              -        (30,348,133)                 -          (30,348,133)
                                                         ---------------   ----------------   ----------------     ----------------

             Net Revenues                                             -        169,412,065                  -          169,412,065
                                                         ---------------   ----------------   ----------------     ----------------

COSTS AND EXPENSES:
      Casino                                                          -         60,822,128                  -           60,822,128
      Rooms                                                           -          9,014,354                  -            9,014,354
      Food and beverage                                               -         11,267,235                  -           11,267,235
      Other                                                           -          1,559,861                  -            1,559,861
      Gaming taxes                                                    -         17,950,757                  -           17,950,757
      Advertising and promotion                                       -         13,282,926                  -           13,282,926
      General and administrative                                345,443         24,632,548                  -           24,977,991
      Depreciation and amortization                           2,597,154         11,863,168                  -           14,460,322
      Loss on disposal of assets                                      -             14,069                  -               14,069
      Pre-opening expenses                                       13,391                  -                  -               13,391
                                                         ---------------   ----------------   ----------------     ----------------

             Total costs and expenses                         2,955,988        150,407,046                  -          153,363,034
                                                         ---------------   ----------------   ----------------     ----------------

             Operating income (loss)                         (2,955,988)        19,005,019                  -           16,049,031
                                                         ---------------   ----------------   ----------------     ----------------

OTHER INCOME (EXPENSE):
      Interest income                                            86,401             49,429                  -              135,830
      Interest expense                                      (18,086,650)           (31,168)                 -          (18,117,818)
      Other non-operating expense                               (41,684)                 -                  -              (41,684)
      Equity in net income (loss) of subsidiaries            19,023,280                  -        (19,023,280)(a)                -
                                                         ---------------   ----------------   ----------------     ----------------
             Total other income (expense)                       981,347             18,261        (19,023,280)         (18,023,672)
                                                         ---------------   ----------------   ----------------     ----------------

             Income (loss) before extraordinary item         (1,974,641)        19,023,280        (19,023,280)          (1,974,641)

EXTRAORDINARY ITEM:
      Gain on bond redemption                                    68,957                  -                  -               68,957
                                                         ---------------   ----------------   ----------------     ----------------

             Net income (loss)                          $    (1,905,684)  $     19,023,280   $    (19,023,280)    $     (1,905,684)
                                                         ===============   ================   ================     ================

(a) To eliminate equity in net income of subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Guarantor Financial Information (Continued)



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002

                                                            MAJESTIC INVESTOR     GUARANTOR       ELIMINATING        CONSOLIDATED
                                                              HOLDINGS, LLC     SUBSIDIARIES       ENTRIES               TOTAL
                                                              --------------   --------------   -------------      ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $  (21,143,727)  $   30,452,724   $   3,035,502 (a)  $     12,344,499
                                                              --------------   --------------   -------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, equipment and vessel
         improvements                                                     -       (5,207,456)              -            (5,207,456)
       Increase in restricted cash                                 (250,000)               -               -              (250,000)
       Payment of acquisition related costs                        (986,158)               -               -              (986,158)
       Proceeds from seller from purchase price
          adjustment                                              3,800,000                -               -             3,800,000
       Proceeds from sale of equipment                                    -           44,267               -                44,267
                                                              --------------   --------------   -------------      ----------------
             Net cash provided by (used in)
               investing activities                               2,563,842       (5,163,189)              -            (2,599,347)
                                                              --------------   --------------   -------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Line of credit, net                                       (6,500,000)               -               -            (6,500,000)
       Payment of 11.653% Senior Secured Notes
          issuance costs                                         (1,523,568)               -               -            (1,523,568)
       Cash paid for redemption of Senior Secured Notes            (759,038)               -               -              (759,038)
       Cash paid to reduce long-term debt                                 -         (139,331)              -              (139,331)
       Cash advances to/from affiliates                          30,415,994      (27,380,492)     (3,035,502)(a)                 -
       Distribution to Barden Development, Inc.                  (2,544,206)               -               -            (2,544,206)
                                                              --------------   --------------   -------------      ----------------

             Net cash provided by (used in) financing
               activities                                        19,089,182      (27,519,823)     (3,035,502)          (11,466,143)
                                                              --------------   --------------   -------------      ----------------

Net increase (decrease) in cash and cash equivalents                509,297       (2,230,288)              -            (1,720,991)
Cash and cash equivalents, beginning of period                      498,363       17,206,452               -            17,704,815
                                                              --------------   --------------   -------------      ----------------
Cash and cash equivalents, end of period                     $    1,007,660   $   14,976,164   $           -      $     15,983,824
                                                              ==============   ==============   =============      ================

(a)    To eliminate intercompany receivables and payables.

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                     Majestic Investor      Guarantor          Eliminating              Total
                                                       Holdings, LLC      Subsidiaries           Entries             Consolidated
                                                      ----------------   ----------------    ----------------      -----------------
ASSETS
Current Assets:
        Cash and cash equivalents                    $        498,363   $     17,206,452    $              -      $      17,704,815
        Accounts receivable (net)                             269,501          1,196,044                (711)(a)          1,464,834
        Inventories                                                 -            957,564                   -                957,564
        Prepaid expenses and other current assets             707,467          1,319,651                   -              2,027,118
                                                      ----------------   ----------------    ----------------      -----------------
            Total current assets                            1,475,331         20,679,711                (711)            22,154,331
                                                      ----------------   ----------------    ----------------      -----------------

Property and equipment, net                                         -        122,427,962                   -            122,427,962
Intangible assets, net                                              -         19,290,753                   -             19,290,753
Due from related parties                                  150,855,685                  -        (150,855,685)(b)                  -
Other assets                                               14,545,956          5,025,618                                 19,571,574
Investment in subsidiaries                                    935,731                  -            (935,731)(b)                  -
                                                      ----------------   ----------------    ----------------      -----------------

            Total Assets                             $    167,812,703   $    167,424,044    $   (151,792,127)     $     183,444,620
                                                      ================   ================    ================      =================


LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:

        Current maturities of long-term debt         $      6,500,000   $        156,574    $              -      $       6,656,574
        Accounts payable, accrued and other                 2,526,703         15,211,626                (711)(a)         17,737,618
                                                      ----------------   ----------------    ----------------      -----------------
            Total current liabilities                       9,026,703         15,368,200                (711)            24,394,192
                                                      ----------------   ----------------    ----------------      -----------------

Due to related parties                                      1,168,273        150,865,241        (150,855,685)(b)          1,177,829
Long-term debt, net of current maturities                 145,085,432            254,872                   -            145,340,304
                                                      ----------------   ----------------    ----------------      -----------------

            Total Liabilities                             155,280,408        166,488,313        (150,856,396)           170,912,325

Member's Equity                                            12,532,295            935,731            (935,731)(b)         12,532,295
                                                      ----------------   ----------------    ----------------      -----------------

            Total Liabilities and Member's Equity    $    167,812,703   $    167,424,044    $   (151,792,127)     $     183,444,620
                                                      ================   ================    ================      =================

(a)     To eliminate intercompany receivables and payables.
(b)     To eliminate intercompany accounts and investment in subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM (INCEPTION) SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001

                                            MAJESTIC INVESTOR          GUARANTOR             ELIMINATING
                                              HOLDINGS, LLC           SUBSIDIARIES             ENTRIES               CONSOLIDATED
                                           ------------------       ----------------       ----------------       ----------------
REVENUES:
      Casino                               $               -     $       10,358,799     $                -      $      10,358,799
      Rooms                                                -              1,079,456                      -              1,079,456
      Food and beverage                                    -              1,189,804                      -              1,189,804
      Other                                                -                203,858                      -                203,858
                                             ----------------       ----------------       ----------------       ----------------

             Gross Revenues                                -             12,831,917                      -             12,831,917

             less promotional allowances                   -             (2,310,848)                     -             (2,310,848)
                                             ----------------       ----------------       ----------------       ----------------

             Net Revenues                                  -             10,521,069                      -             10,521,069
                                             ----------------       ----------------       ----------------       ----------------

COSTS AND EXPENSES:
      Casino                                               -              4,111,503                      -              4,111,503
      Rooms                                                -                628,910                      -                628,910
      Food and beverage                                    -                706,947                      -                706,947
      Other                                                -                108,732                      -                108,732
      Gaming taxes                                         -                808,464                      -                808,464
      Advertising and promotion                            -                926,226                      -                926,226
      General and administrative                      26,476              1,543,167                      -              1,569,643
      Depreciation and amortization                  168,930                751,718                      -                920,648
      Pre-opening expenses                         1,018,234                      -                      -              1,018,234
                                             ----------------       ----------------       ----------------       ----------------

             Total costs and expenses              1,213,640              9,585,667                      -             10,799,307
                                             ----------------       ----------------       ----------------       ----------------

             Operating income (loss)              (1,213,640)               935,402                      -               (278,238)
                                             ----------------       ----------------       ----------------       ----------------

OTHER INCOME (EXPENSE):
      Interest income                                215,791                  2,410                      -                218,201
      Interest expense                            (1,208,779)                (2,081)                     -             (1,210,860)
      Equity in net income of subsidiaries           935,731                      -               (935,731)(a)                  -
                                             ----------------       ----------------       ----------------       ----------------
             Total other income (expense)            (57,257)                   329               (935,731)              (992,659)
                                             ----------------       ----------------       ----------------       ----------------

             Net income (loss)             $      (1,270,897)    $          935,731     $         (935,731)     $      (1,270,897)
                                             ================       ================       ================       ================

(a)   To eliminate equity in net income of subsidiaries.

                        MAJESTIC INVESTOR HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM (INCEPTION) SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001


                                                            MAJESTIC INVESTOR      GUARANTOR        ELIMINATING      CONSOLIDATED
                                                             HOLDINGS, LLC       SUBSIDIARIES         ENTRIES           TOTAL
                                                            -----------------   ----------------   --------------   ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $   (14,700,259)  $     17,334,730   $            -   $     2,634,471
                                                              ---------------   ----------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for businesses acquired, net of cash acquired        (143,758,152)                 -                -      (143,758,152)
  Acquisition of property, equipment and vessel improvements               -           (122,696)               -          (122,696)
                                                              ---------------   ----------------   --------------   ---------------
       Net cash used in investing activities                    (143,758,152)          (122,696)               -      (143,880,848)
                                                              ---------------   ----------------   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of 11.653% Senior Secured Notes         145,000,400                  -                -       145,000,400
  Payment of 11.653% Senior Secured Notes issuance costs          (6,815,090)                 -                -        (6,815,090)
  Member's equity contribution                                     5,000,000                  -                -         5,000,000
  Contribution from Majestic Investor                              8,803,191                  -                -         8,803,191
  Cash advances from related parties                               1,168,273                  -                -         1,168,273
  Issurance of loan to Barden Development, Inc.                     (700,000)                 -                -          (700,000)
  Line of credit, net                                              6,500,000                  -                -         6,500,000
  Cash paid to reduce long-term debt                                       -             (5,582)               -            (5,582)
                                                              ---------------   ----------------   --------------   ---------------

       Net cash provided by (used in) financing activities       158,956,774             (5,582)               -       158,951,192
                                                              ---------------   ----------------   --------------   ---------------

Net increase in cash and cash equivalents                            498,363         17,206,452                -        17,704,815
Cash and cash equivalents, beginning of period                             -                  -                -                 -
                                                              ---------------   ----------------   --------------   ---------------
Cash and cash equivalents, end of period                     $       498,363   $     17,206,452   $            -   $    17,704,815
                                                              ===============   ================   ==============   ===============

                        MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002

                                                           Barden        Barden           Barden
                                                        Mississippi     Colorado          Nevada
                                           Parent       Gaming, LLC    Gaming, LLC      Gaming, LLC    Elimination    Consolidated
                                       -------------   -------------   -------------   -------------  -------------   -------------

ASSETS
Current Assets:

     Cash and cash equivalents         $   1,007,660   $   7,852,914   $   2,727,644   $   4,395,606  $           -   $  15,983,824
     Restricted cash                         250,000               -               -               -              -         250,000
     Accounts receivable (net)                52,695         547,541          48,168         592,779              -       1,241,183
     Inventories                                   -         426,658         183,439         319,029              -         929,126
     Prepaid expenses and other              125,620         420,317         161,487         976,444              -       1,683,868
     Receivable from related party         4,748,371          15,670               -           1,760     (4,765,801)              -
     Note receivable from related
        party                                700,000               -               -               -              -         700,000
                                       -------------   -------------   -------------   -------------  -------------   -------------
                Total current assets       6,884,346       9,263,100       3,120,738       6,285,618     (4,765,801)     20,788,001
                                       -------------   -------------   -------------   -------------  -------------   -------------

Property and equipment, net                        -      67,655,754      21,646,773      27,994,979              -     117,297,506
Intangible assets, net                     5,200,000       6,939,404       3,634,842       1,917,500              -      17,691,746
Goodwill                                           -       3,997,904       1,924,494               -              -       5,922,398

Other Assets:
     Deferred financing costs, net         6,714,902               -               -               -              -       6,714,902
     Restricted cash                               -               -               -       1,000,000              -       1,000,000
     Due from related parties            116,816,043               -               -               -   (116,816,043)              -
     Other assets and deposits                     -         450,616         141,363       1,032,380              -       1,624,359
     Investment in subsidiaries           19,959,009               -               -               -    (19,959,009)              -
                                       -------------   -------------   -------------   -------------  -------------   -------------
                Total other assets       143,489,954         450,616         141,363       2,032,380   (136,775,052)      9,339,261
                                       -------------   -------------   -------------   -------------  -------------   -------------

                Total Assets           $ 155,574,300   $  88,306,778   $  30,468,210   $  38,230,477  $(141,540,853)  $ 171,038,912
                                       =============   =============   =============   =============  =============   =============

LIABILITIES AND MEMBER'S  DEFICIT
Current Liabilities:
     Current maturities of long-term
        debt                           $           -   $               $           -   $     134,084              -   $     134,084
     Accounts payable                              -         574,366         457,238       1,104,765              -       2,136,369
     Other accrued liabilities:
                Payroll and related                -       2,929,467         984,890       2,034,918              -       5,949,275
                Interest                   1,473,785               -               -               -              -       1,473,785
                Progressive jackpots               -         760,975       1,475,807         239,761              -       2,476,543
                Slot club liabilities              -         268,737         343,048         126,774              -         738,559
                Other accrued
                        liabilities          486,662       2,258,123         965,151         691,442              -       4,401,378
                                       -------------   -------------   -------------   -------------  -------------   -------------
                Total current
                        liabilities        1,960,447       6,791,668       4,226,134       4,331,744              -      17,309,993
                                       -------------   -------------   -------------   -------------  -------------   -------------

Due to related parties                             -      66,543,493      18,864,947      36,173,404   (121,581,844)              -
Long-term debt, net of current
        maturities                       145,531,448               -               -         115,066              -     145,646,514
                                       -------------   -------------   -------------   -------------  -------------   -------------

                Total Liabilities        147,491,895      73,335,161      23,091,081      40,620,214   (121,581,844)    162,956,507
                                       -------------   -------------   -------------   -------------  -------------   -------------

Member's  Equity:
     Member's contributions               13,803,192               -               -               -              -      13,803,192
     Accumulated earnings (deficit)       (5,720,787)     14,971,617       7,377,129      (2,389,737)   (19,959,009)     (5,720,787)
                                       -------------   -------------   -------------   -------------  -------------   -------------
                Total member's equity
                        (deficit)          8,082,405      14,971,617       7,377,129      (2,389,737)   (19,959,009)      8,082,405
                                       -------------   -------------   -------------   -------------  -------------   -------------

     Total Liabilities and Member's
        Equity                         $ 155,574,300   $  88,306,778   $  30,468,210   $  38,230,477  $(141,540,853)  $ 171,038,912
                                       =============   =============   =============   =============  =============   =============

Refer to report of independent accountants

                        MAJESTIC INVESTOR HOLDINGS, LLC
  CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

                                                          BARDEN          BARDEN          BARDEN
                                                         MISSISSIPPI     COLORADO         NEVADA
                                           PARENT        GAMING, LLC    GAMING, LLC     GAMING, LLC  ELIMINATION    CONSOLIDATED
                                        -------------   -------------  -------------  -------------  -------------  -------------

REVENUES:

      Casino                           $            -   $  88,200,397  $  36,028,266  $  36,960,671  $           -  $ 161,189,334
      Rooms                                         -       8,160,611              -      7,335,009              -     15,495,620
      Food and beverage                             -       9,279,696      1,909,446      8,281,358              -     19,470,500
      Other                                         -       1,313,771        250,423      2,040,550              -      3,604,744
                                        -------------   -------------  -------------  -------------  -------------  -------------

             Gross Revenues                         -     106,954,475     38,188,135     54,617,588              -    199,760,198

             less promotional
                allowances                          -     (19,566,291)    (5,079,184)    (5,702,658)             -    (30,348,133)
                                        -------------   -------------  -------------  -------------  -------------  -------------


             Net Revenues                           -      87,388,184     33,108,951     48,914,930              -    169,412,065

COSTS AND EXPENSES:
      Casino                                        -      32,286,565     10,505,121     18,030,442              -     60,822,128
      Rooms                                         -       3,474,166              -      5,540,188              -      9,014,354
      Food and beverage                             -       2,891,536      1,071,532      7,304,167              -     11,267,235
      Other                                         -         338,510        691,551        529,800              -      1,559,861
      Gaming taxes                                  -      10,496,318      4,553,368      2,901,071              -     17,950,757
      Advertising and promotion                     -       5,817,730      3,000,376      4,464,820              -     13,282,926
      General and administrative              345,443      10,428,530      5,034,936      9,169,082              -     24,977,991
      Depreciation and amortization         2,597,154       7,373,351      1,537,467      2,952,350              -     14,460,322
      (Gain)/loss on disposal of
        assets                                      -          (6,542)        20,862           (251)             -         14,069
      Pre-opening expenses                     13,391               -              -              -              -         13,391
                                        -------------   -------------  -------------  -------------  -------------  -------------

             Total costs and expenses       2,955,988      73,100,164     26,415,213     50,891,669              -    153,363,034
                                        -------------   -------------  -------------  -------------  -------------  -------------

             Operating income (loss)       (2,955,988)     14,288,020      6,693,738     (1,976,739)             -     16,049,031

OTHER INCOME (EXPENSE):
      Interest income                          86,401          28,261          8,663         12,505              -        135,830
      Interest expense                    (18,086,650)              -           (625)       (30,543)             -    (18,117,818)
      Other non-operating expense             (41,684)              -              -              -              -        (41,684)
      Equity in net income (loss) of
                subsidiaries               19,023,280               -              -              -    (19,023,280)             -
                                        -------------   -------------  -------------  -------------  -------------  -------------
             Total other income
                (expense)                     981,347          28,261          8,038        (18,038)   (19,023,280)   (18,023,672)
                                        -------------   -------------  -------------  -------------  -------------  -------------

             Income (loss) before
                extraordinary item         (1,974,641)     14,316,281      6,701,776     (1,994,777)   (19,023,280)    (1,974,641)

EXTRAORDINARY ITEM:
      Gain on bond redemption                  68,957               -              -              -              -         68,957
                                        -------------   -------------  -------------  -------------  -------------  -------------

             Net income (loss)          $  (1,905,684)  $  14,316,281  $   6,701,776  $  (1,994,777) $ (19,023,280) $  (1,905,684)
                                        =============   =============  =============  =============  =============  =============


Refer to report of independent accountants

                         MAJESTIC INVESTOR HOLDINGS, LLC
   CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                 BARDEN         BARDEN       BARDEN
                                                               MISSISSIPPI     COLORADO      NEVADA
                                                    PARENT     GAMING, LLC    GAMING, LLC   GAMING, LLC   ELIMINATION   CONSOLIDATED
                                                 ------------  ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                $ (1,905,684) $ 14,316,281  $  6,701,776  $ (1,994,777) $(19,023,280) $ (1,905,684)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                            -     6,536,101     1,049,717     2,257,894             -     9,843,712
    Amortization                                    2,597,154       837,250       487,750       694,456             -     4,616,610
    Income from wholly-owned subsidiaries         (19,023,280)            -             -             -    19,023,280             -
    (Gain) loss on sale of assets                           -        (6,542)       20,862          (251)            -        14,069
    Gain on redemption of bonds                       (68,957)            -             -             -             -       (68,957)
Changes in operating assets and liabilities:
    Decrease in accounts receivable, net              216,806        44,981        32,047        31,284             -       325,118
    (Increase) decrease in inventories                      -       (58,511)       30,424        56,525             -        28,438
    Increase in prepaid expenses                     (118,153)      (86,954)      (33,218)     (579,117)            -      (817,442)
    (Increase) decrease in other assets             1,035,122        24,864       (23,583)     (247,718)            -       788,685
    Increase (decrease) in accounts payable                 -      (125,162)       (8,388)      126,817             -        (6,733)
    Increase (decrease) in amounts due to
        related parties, net                       (3,064,178)   (1,641,340)     (692,563)    1,526,330     3,035,502      (836,249)
    Increase in accrued payroll and other
        expenses                                            -       533,190       260,787        62,734             -       856,711
    Increase in accrued interest                      265,006             -             -             -             -       265,006
    Increase (decrease) in other accrued
        liabilities                                (1,077,563)      378,366       816,768      (876,356)            -      (758,785)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

       Net cash provided by (used in) operating
                activities                        (21,143,727)   20,752,524     8,642,379     1,057,821     3,035,502    12,344,499
                                                 ------------  ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, equipment and
        improvements                                        -    (2,549,049)   (1,176,737)   (1,481,670)            -    (5,207,456)
    Increase in restricted cash                      (250,000)            -             -             -             -      (250,000)
    Payment of acquisition related costs             (986,158)            -             -             -             -      (986,158)
    Proceeds from seller from purchase price
        adjustment                                  3,800,000             -             -             -             -     3,800,000
    Proceeds from sale of equipment                         -         6,542        37,325           400             -        44,267
                                                 ------------  ------------  ------------  ------------  ------------  ------------
       Net cash provided by (used in) investing
                activities                          2,563,842    (2,542,507)   (1,139,412)   (1,481,270)            -    (2,599,347)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit, net                            (6,500,000)            -             -             -             -    (6,500,000)
    Payment of 11.653% Senior Secured Notes
       issuance costs                              (1,523,568)            -             -             -             -    (1,523,568)
    Cash paid for redemption of Senior Secured
        Notes                                        (759,038)                                                             (759,038)
    Cash paid to reduce long-term debt                      -             -             -      (139,331)            -      (139,331)
    Cash advances to/from affiliates, net          30,415,994   (18,809,447)   (8,571,045)            -    (3,035,502)            -
    Distribution to Barden Development, Inc.       (2,544,206)            -             -             -             -    (2,544,206)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

       Net cash provided by (used in) financing
                activities                         19,089,182   (18,809,447)   (8,571,045)     (139,331)   (3,035,502)  (11,466,143)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Net increase (decrease) in cash and cash
        equivalents                                   509,297      (599,430)   (1,068,078)     (562,780)            -    (1,720,991)
Cash and cash equivalents, beginning of period        498,363     8,452,344     3,795,722     4,958,386             -    17,704,815
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Cash and cash equivalents, end of period         $  1,007,660  $  7,852,914  $  2,727,644  $  4,395,606    $        -  $ 15,983,824
                                                 ============  ============  ============  ============  ============  ============



Refer to report of independent accountants

                        MAJESTIC INVESTOR HOLDINGS, LLC
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                           Barden         Barden         Barden
                                                        Mississippi      Colorado        Nevada
                                         Parent         Gaming, LLC    Gaming, LLC     Gaming, LLC      Elimination   Consolidated
                                       -------------  -------------   -------------   -------------    -------------  -------------

ASSETS
Current Assets:
     Cash and cash equivalents         $     498,363  $   8,452,344   $   3,795,722   $   4,958,386    $           -  $  17,704,815
     Accounts receivable (net)               269,501        494,320          59,442         642,282             (711)     1,464,834
     Inventories                                   -        368,147         213,863         375,554                -        957,564
     Prepaid expenses                          7,467        333,363          89,135         782,688                -      1,212,653
     Due from Seller                               -         98,913               -               -                -         98,913
     Note receivable from related party      700,000              -               -               -                -        700,000
     Other                                         -              -          15,552               -                -         15,552
                                       -------------  -------------   -------------   -------------    -------------  -------------
               Total current assets        1,475,331      9,747,087       4,173,714       6,758,910             (711)    22,154,331
                                       -------------  -------------   -------------   -------------    -------------  -------------

Property, equipment and barge
     improvements, net                             -     71,642,807      21,978,718      28,806,437                -    122,427,962
Intangible assets, net                             -      7,776,654       4,122,592       7,391,507                -     19,290,753
Goodwill                                   7,522,250      1,696,000         499,000         885,000                -     10,602,250

Other Assets:
     Deferred financing costs, net         7,023,706              -               -               -                -      7,023,706
     Restricted cash                               -              -               -       1,000,000                -      1,000,000
     Due from related parties            150,855,685              -               -               -     (150,855,685)             -
     Other assets, prepaid lease and
        deposits                                   -        475,480         141,363         328,775                -        945,618
     Investment in subsidiaries              935,731              -               -               -         (935,731)             -
                                       -------------  -------------   -------------   -------------    -------------  -------------
               Total other assets        158,815,122        475,480         141,363       1,328,775     (151,791,416)     8,969,324
                                       -------------  -------------   -------------   -------------    -------------  -------------

               Total Assets            $ 167,812,703  $  91,338,028   $  30,915,387   $  45,170,629    $(151,792,127) $ 183,444,620
                                       =============  =============   =============   =============    =============  =============

LIABILITIES AND MEMBER'S  DEFICIT
Current Liabilities:
     Current maturities of long-term
        debt                           $   6,500,000 $            -   $      22,965   $     133,609    $           -  $   6,656,574
     Accounts payable                              -        699,529         269,253         977,948                -      1,946,730
     Other accrued liabilities:
               Payroll and related                 -      2,312,087         721,843       1,972,184                -      5,006,114
               Accrued interest            1,208,779              -               -               -                -      1,208,779
               Progressive jackpots                -        919,253       1,143,567         211,230                -      2,274,050
               Slot club liabilities               -        131,375         377,132       1,733,369                -      2,241,876
               Other accrued
                     liabilities           1,317,924      2,288,218         591,123         863,515             (711)     5,060,069
                                       -------------  -------------   -------------   -------------    -------------  -------------
               Total current
                     liabilities           9,026,703      6,350,462       3,125,883       5,891,855             (711)    24,394,192
                                       -------------  -------------   -------------   -------------    -------------  -------------

Due to related parties                     1,168,273     84,332,230      27,114,152      39,418,859     (150,855,685)     1,177,829
Long-term debt, net of current
        maturities                       145,085,432              -               -         254,872                     145,340,304
                                       -------------  -------------   -------------   -------------    -------------  -------------

               Total Liabilities         155,280,408     90,682,692      30,240,035      45,565,586     (150,856,396)   170,912,325
                                       -------------  -------------   -------------   -------------    -------------  -------------

Member's  Equity:
     Member's contributions               13,803,192              -               -               -                -     13,803,192
     Accumulated earnings (deficit)       (1,270,897)       655,336         675,352        (394,957)        (935,731)    (1,270,897)
                                       -------------  -------------   -------------   -------------    -------------  -------------
               Total member's equity
                      (deficit)           12,532,295        655,336         675,352        (394,957)        (935,731)    12,532,295
                                       -------------  -------------   -------------   -------------    -------------  -------------
     Total Liabilities and Member's
        Equity                         $ 167,812,703  $  91,338,028   $  30,915,387   $  45,170,629    $(151,792,127) $ 183,444,620
                                       =============  =============   =============   =============    =============  =============


Refer to report of independent accountants

                         MAJESTIC INVESTOR HOLDINGS, LLC
      CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM (INCEPTION)
                  SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001


                                                             BARDEN          BARDEN        BARDEN
                                                           MISSISSIPPI      COLORADO       NEVADA
                                               PARENT      GAMING, LLC     GAMING, LLC   GAMING, LLC     ELIMINATION  CONSOLIDATED
                                            ------------  ------------  ------------   ------------   ------------    ------------
REVENUES:
        Casino                              $        -    $  5,493,663  $  2,509,689   $  2,355,447            -      $ 10,358,799
        Rooms                                        -         544,249           -          535,207            -         1,079,456
        Food and beverage                            -         586,412       155,939        447,453            -         1,189,804
        Other                                        -          83,591        13,237        107,030            -           203,858
                                            ------------  ------------  ------------   ------------   ------------    ------------
               Gross revenues                        -       6,707,915     2,678,865      3,445,137            -        12,831,917
               less promotional
                allowances                           -      (1,339,618)     (606,670)      (364,560)           -        (2,310,848)
                                            ------------  ------------  ------------   ------------   ------------    ------------

               Net Revenues                          -       5,368,297     2,072,195      3,080,577            -        10,521,069

COSTS AND EXPENSES:
        Casino                                       -       2,076,018       691,795      1,343,690            -         4,111,503
        Rooms                                        -         187,507           -          441,403            -           628,910
        Food and beverage                            -         221,755        64,647        420,545            -           706,947
        Other                                        -          25,936        42,587         40,209            -           108,732
        Gaming taxes                                 -         654,003        15,200        139,261            -           808,464
        Advertising and
          promotion                                  -         422,856       181,592        321,778            -           926,226
        General and
          administrative                          26,476       641,728       302,270        599,169            -         1,569,643
        Depreciation and
          amortization                           168,930       484,685        99,635        167,398            -           920,648
        Pre-opening expenses                   1,018,234           -             -              -              -         1,018,234
                                            ------------  ------------  ------------   ------------   ------------    ------------

               Total costs and expenses        1,213,640     4,714,488     1,397,726      3,473,453            -        10,799,307
                                            ------------  ------------  ------------   ------------   ------------    ------------

               Operating income (loss)        (1,213,640)      653,809       674,469       (392,876)           -          (278,238)
                                            ------------  ------------  ------------   ------------   ------------    ------------

OTHER INCOME (EXPENSE):
        Interest income                          215,791         1,527           883            -              -           218,201
        Interest expense                      (1,208,779)          -             -           (2,081)           -        (1,210,860)
        Equity in net income of
          subsidiaries                           935,731           -             -              -         (935,731)(a)         -
                                            ------------  ------------  ------------   ------------   ------------    ------------
               Total other income
                 (expense)                       (57,257)        1,527           883         (2,081)      (935,731)       (992,659)

               Net income (loss)            $ (1,270,897) $    655,336  $    675,352   $   (394,957)  $   (935,731)   $ (1,270,897)
                                            ============  ============  ============   ============   ============    ============

(a) To eliminate equity in net income of subsidiaries

Refer to report of independent accountants

                        MAJESTIC INVESTOR HOLDINGS, LLC
     CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD FROM (INCEPTION)
                  SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001


                                                              BARDEN        BARDEN         BARDEN
                                                           MISSISSIPPI     COLORADO        NEVADA
                                                PARENT     GAMING, LLC    GAMING, LLC    GAMING, LLC    ELIMINATION    CONSOLIDATED
                                           -------------  -------------  -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                          $  (1,270,897) $     655,336  $     675,352  $    (394,957) $    (935,731) $  (1,270,897)
Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation                                       -        427,339         66,228        148,905              -        642,472
    Amortization                                 168,930         57,346         33,407         18,493              -        278,176
    Income from wholly-owned subsidiaries       (935,731)             -              -              -        935,731
Changes in operating assets and
    liabilities:
    Increase in accounts receivable, net        (269,502)      (225,106)       (25,511)       (12,724)             -       (532,843)
    (Increase) decrease in inventories                 -         48,615        (31,048)         3,319              -         20,886
    Increase in prepaid expenses                  (7,467)       (39,130)          (807)      (248,961)             -       (296,365)
    (Increase) decrease in other assets                -        (32,031)         1,721          5,807              -        (24,503)
    Increase (decrease) in accounts
        payable                                        -        341,532        229,962       (176,506)             -        394,988
    Increase (decrease) in amounts due to
        related parties, net                 (14,912,296)     6,665,673      3,101,010      5,136,948              -         (8,665)
    Increase in accrued interest               1,208,779              -              -              -              -      1,208,779
    Increase (decrease) in other accrued
        liabilities                            1,317,925        652,524       (254,592)       506,586              -      2,222,443
                                           -------------  -------------  -------------  -------------  -------------  -------------

       Net cash provided by (used in)
           operating activities              (14,700,259)     8,552,098      3,795,722      4,986,910              -      2,634,471
                                           -------------  -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for businesses acquired, net
        of cash acquired                    (143,758,152)             -              -              -              -   (143,758,152)
    Acquisition of property, equipment
        and improvements                               -        (99,754)             -        (22,942)             -       (122,696)
                                           -------------  -------------  -------------  -------------  -------------  -------------
       Net cash used in investing
           activities                       (143,758,152)       (99,754)             -        (22,942)             -   (143,880,848)
                                           -------------  -------------  -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of 11.653%
        Senior Secured Notes                 145,000,400              -              -              -              -    145,000,400
    Payment of Senior Secured Notes
        issuance costs                        (6,815,090)             -              -              -              -     (6,815,090)
    Member's equity contribution               5,000,000              -              -              -              -      5,000,000
    Contribution from Majestic Investor        8,803,191              -              -              -              -      8,803,191
    Cash advances from related parties         1,168,273              -              -              -              -      1,168,273
    Issuance of loan to Barden
        Development, Inc                        (700,000)             -              -              -              -       (700,000)
    Line of credit, net                        6,500,000              -              -              -              -      6,500,000
    Cash paid to reduce long-term debt                 -              -              -         (5,582)             -         (5,582)
                                           -------------  -------------  -------------  -------------  -------------  -------------

       Net cash provided by (used in)
           financing activities              158,956,774              -              -         (5,582)             -    158,951,192
                                           -------------  -------------  -------------  -------------  -------------  -------------

Net increase  in cash and cash
        equivalents                              498,363      8,452,344      3,795,722      4,958,386              -     17,704,815
Cash and cash equivalents, beginning of
        period                                         -              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------  -------------

Cash and cash equivalents, end of period   $     498,363  $   8,452,344  $   3,795,722  $   4,958,386 $            -  $  17,704,815
                                           =============  =============  =============  =============  =============  =============



Refer to report of independent accountants

                                                                     SCHEDULE II

                         MAJESTIC INVESTOR HOLDINGS, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD
          FROM (INCEPTION) SEPTEMBER 14, 2001 THROUGH DECEMBER 31, 2001


                                        Balance at            Charged to           Charged to                        Balance at
Descriptions                        Beginning of Period   Costs and Expenses     Other Accounts       Deductions    End of Period
----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Year ended December 31, 2001                    -                 15,463             232,579 (a)             -            248,042

Year ended December 31, 2002              248,042                203,811              28,534           241,321            239,066

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

Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The supplemental combining schedules on pages F-66 through F-79 are presented for purposes of additional analysis of the basic combined financial statements rather than to present the financial position, results of operations, and cash flows of the individual properties, and are not a required part of the basic combined financial statements. These schedules are the responsibility of the Properties' management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic combined financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic combined financial statements taken as a whole.


/s/ Deloitte & Touche LLP
-----------------------------
Las Vegas, Nevada
April 8, 2002

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

See Notes To Historical Combined Financial Statements

                    HISTORICAL COMBINED FINANCIAL STATEMENTS
           FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC.
                 AND 101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)

                 COMBINED STATEMENTS OF CASH FLOWS (Continued)




                                                          ENDED DECEMBER 31,           FOR THE PERIOD
                                                        ---------------------------     JANUARY 1, 2001
                                                            1999           2000       TO DECEMBER 6, 2001
                                                        ------------   ------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets........................        77,726          8,463             28,250
  Acquisition of property and equipment...............    (4,345,588)    (9,011,942)        (1,054,131)


                                                        ------------   ------------       ------------
     Net cash used in investing activities............    (4,267,862)    (9,003,479)        (1,025,881)
                                                        ------------   ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.........................    (2,975,622)      (453,560)          (240,288)
                                                        ------------   ------------       ------------
  Net cash used in financing activities...............    (2,975,622)      (453,560)          (240,288)
                                                        ------------   ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     1,529,770      2,673,858         (9,189,317)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD.........     8,748,255     10,278,025          2,840,011
(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE................            --    (10,111,872)        10,111,872
                                                        ------------   ------------       ------------
CASH AND CASH EQUIVALENTS END OF PERIOD...............  $ 10,278,025   $  2,840,011       $  3,762,566
                                                        ============   ============       ============




See notes to historical combined financial statements

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

2. PETITION FOR RELIEF UNDER CHAPTER 11

GENERAL

On December 5, 2000, the Parent and the Properties commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the "Restructuring Agreement"), with the holders (the "Consenting Noteholders") of a majority in interest of the Notes. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Parent's operating assets and properties as going concerns.

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

Under the terms of the Restructuring Agreement, upon the closing of each sale of the Parent's assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Parent's assets remaining after such sales, including any registered notes received as part of the consideration for the sales of the Parent's assets and payment of remaining liabilities of the Parent, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under the terms of the Restructuring Agreement.

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

Bankruptcy Related Accounting -- The Properties have accounted for all transactions related to the Bankruptcy Cases in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, liabilities subject to compromise under the Bankruptcy Cases have been segregated on the Combined Balance Sheets and are recorded for the amounts that are expected to be allowed under the Restructuring Agreement (see Note 2). In addition, the Combined Statements of Operations and the Combined Statements of Cash Flows for the year ended December 31, 2000 and for the period from January 1, 2001 through December 6, 2001 disclose expenses related to the Bankruptcy Cases under "Reorganization Items." The Properties will continue to present their Combined Statements of Cash Flows using the indirect method.

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

14. SEGMENT INFORMATION

Until December 6, 2001, the Properties owned and operated three Fitzgeralds casino-hotels: downtown Las Vegas, Nevada; Tunica, Mississippi; and Black Hawk, Colorado. The Properties identify their business in three segments based on geographic location. The Properties market in each of their segments primarily to middle-market customers, emphasizing their Fitzgeralds brand and their "Fitzgeralds Irish Luck" theme. The major products offered in each segment are as follows: casino, hotel (except for Fitzgeralds Black Hawk) and food and beverage.

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

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

      FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND 101 M
                      AIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
   (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) SUPPLEMENTAL
                  COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999


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

                    HISTORICAL COMBINED FINANCIAL STATEMENTS


       FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND 101
                     MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
   (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION) SUPPLEMENTAL
                  COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1999



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
                                               ===========        ===========        ==========         =====       ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                            (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                 SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 31, 2000


                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES         TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
                                                           ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents....   $  1,068,324       $    684,394        $ 1,087,293      $            $  2,840,011
       Prepaid expenses:............                                                                 --
         Gaming taxes...............        237,196             28,185                 --            --          265,381
         Other......................        133,269            176,266             56,777            --          366,312
                                       ------------       ------------        -----------      --------     ------------
              Total current
                assets..............      1,438,789            888,845          1,144,070            --        3,471,704
                                       ------------       ------------        -----------      --------     ------------
     OTHER ASSETS:
       Net assets held for sale.....     40,704,997         65,054,132         37,583,761            --      143,342,890
       Restricted cash..............        500,000                 --                 --            --          500,000
       Long-term accounts
         receivable -- related
         parties....................         13,033                 --                 --        (7,724)(a)        5,309
                                       ------------       ------------        -----------      --------     ------------
              Total other assets....     41,218,030         65,054,132         37,583,761        (7,724)     143,848,199
                                       ------------       ------------        -----------      --------     ------------
     TOTAL..........................   $ 42,656,819       $ 65,942,977        $38,727,831      $ (7,724)    $147,319,903
                                       ============       ============        ===========      ========     ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 31, 2000


                                                                                     101 MAIN STREET
                                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                               LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES         TOTAL
                                               ---------------   -----------------   ---------------   -----------  --------------
   LIABILITIES AND STOCKHOLDER'S DEFICIENCY
LIABILITIES NOT SUBJECT TO
  COMPROMISE
CURRENT LIABILITIES:
  Payroll and related..........                  $    118,409       $    305,652        $    67,194      $     --     $    491,255
                                                 ------------       ------------        -----------      --------     ------------
         Total liabilities not
           subject to
           compromise..........                       118,409            305,652             67,194            --          491,255
LIABILITIES SUBJECT TO
  COMPROMISE...................                    88,396,939         96,492,176         40,992,105        (7,724)(b)  225,873,496
                                                 ------------       ------------        -----------      --------     ------------
         Total liabilities.....                    88,515,348         96,797,828         41,059,299        (7,724)     226,364,751
                                                 ------------       ------------        -----------      --------     ------------
STOCKHOLDER'S DEFICIENCY.......                   (45,858,529)       (30,854,851)        (2,331,468)           --      (79,044,848)
                                                 ------------       ------------        -----------      --------     ------------
TOTAL..........................                  $ 42,656,819       $ 65,942,977        $38,727,831      $ (7,724)    $147,319,903
                                                 ============       ============        ===========      ========     ============


---------------

(a) To eliminate intercompany accounts and notes receivable.

(b) To eliminate intercompany accounts and notes payable.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF OPERATIONS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                 101 MAIN STREET
                             FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                           LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                           ---------------   -----------------   ---------------   -----------  --------------
OPERATING REVENUES:
  Casino.................    $38,476,427        $73,506,899        $36,793,529        $  --      $148,776,855
  Food and beverage......      8,541,003          8,658,645          2,386,565           --        19,586,213
  Rooms..................      8,452,168          8,147,904                 --           --        16,600,072
  Other..................      2,246,343            977,444            306,245           --         3,530,032
                             -----------        -----------        -----------        -----      ------------
          Total..........     57,715,941         91,290,892         39,486,339           --       188,493,172
     Less promotional
       allowances........      5,576,597         16,229,247          6,949,780           --        28,755,624
                             -----------        -----------        -----------        -----      ------------
          Net............     52,139,344         75,061,645         32,536,559           --       159,737,548
                             -----------        -----------        -----------        -----      ------------
OPERATING COSTS AND
  EXPENSES:
  Casino.................     19,945,222         34,163,968         15,004,089           --        69,113,279
  Food and beverage......      7,487,388          3,241,141            780,436           --        11,508,965
  Rooms..................      6,672,465          4,231,886                 --           --        10,904,351
  Other..................        756,129            377,204            583,849           --         1,717,182
  Selling, general and
     administrative......     13,586,618         17,757,582          8,026,758           --        39,370,958
  Depreciation and
     amortization........      3,698,468          6,234,911          1,754,585           --        11,687,964
  Reorganization items...             --             37,015              1,952           --            38,967
                             -----------        -----------        -----------        -----      ------------
          Total..........     52,146,290         66,043,707         26,151,669           --       144,341,666
                             -----------        -----------        -----------        -----      ------------
INCOME (LOSS) FROM
  OPERATIONS.............         (6,946)         9,017,938          6,384,890           --        15,395,882
OTHER INCOME (EXPENSE):
  Interest income........         49,433             88,699             29,314           --           167,446
  Interest expense.......        (52,923)           (16,561)            (1,898)          --           (71,382)
  Interest expense --
     related party.......     (7,386,790)       (11,848,387)        (6,795,846)          --       (26,031,023)
  Other, net.............         48,943            (44,450)                --                          4,493
                             -----------        -----------        -----------        -----      ------------
NET LOSS.................    $(7,348,283)       $(2,802,761)       $  (383,540)       $  --      $(10,534,584)
                             ===========        ===========        ===========        =====      ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                          101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss.........................    $(7,348,283)       $(2,802,761)       $  (383,540)       $  --      $(10,534,584)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
    Depreciation and
      amortization.................      3,698,468          6,234,911          1,754,585           --        11,687,964
    Reorganization items incurred
      in connection with Chapter 11
      and related legal
      proceedings..................             --             37,015              1,952           --            38,967
    Other..........................         (7,963)            44,450                 --           --            36,487
    (Increase) decrease in accounts
      receivable, net..............       (295,349)           (13,680)            75,670           --          (233,359)
    (Increase) decrease in
      inventories..................        146,770            (57,423)             9,182           --            98,529
    (Increase) decrease in prepaid
      expenses.....................       (365,739)             6,734           (133,961)          --          (492,966)
    (Increase) decrease in other
      assets.......................         17,285            (14,950)          (141,363)          --          (139,028)
    Decrease in accounts payable...       (746,909)          (429,695)          (231,515)          --        (1,408,119)
    Decrease in accrued and other
      liabilities..................       (232,349)        (1,864,197)           (28,432)          --        (2,124,978)
    Increase in amounts due to
      related parties, net.........      7,599,558          6,067,908          1,466,808           --        15,134,274
    Increase in liabilities subject
      to compromise................         33,677             65,267              7,733           --           106,677
                                       -----------        -----------        -----------        -----      ------------
    Net cash provided by operating
      activities before
      reorganization items.........      2,499,166          7,273,579          2,397,119           --        12,169,864
    Reorganization items incurred
      in connection with Chapter 11
      and related legal
      proceedings..................             --            (37,015)            (1,952)          --           (38,967)
                                       -----------        -----------        -----------        -----      ------------

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
                INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS         LIMITED        ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
       Net cash provided by
           operating activities....      2,499,166          7,236,564          2,395,167           --        12,130,897
                                       -----------        -----------        -----------        -----      ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of assets.....          7,963                 --                500           --             8,463
  Acquisition of property and
    equipment......................     (1,250,139)        (6,243,359)        (1,518,444)          --        (9,011,942)
                                       -----------        -----------        -----------        -----      ------------
         Net cash used in investing
           activities..............     (1,242,176)        (6,243,359)        (1,517,944)          --        (9,003,479)
                                       -----------        -----------        -----------        -----      ------------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Repayment of long-term debt......       (232,872)          (220,688)                --           --          (453,560)
                                       -----------        -----------        -----------        -----      ------------
         Net cash used in financing
           activities..............       (232,872)          (220,688)                --           --          (453,560)
                                       -----------        -----------        -----------        -----      ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS......................      1,024,118            772,517            877,223           --         2,673,858
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR................      3,126,602          5,186,475          1,964,948           --        10,278,025
INCREASE IN CASH AND CASH
  EQUIVALENTS INCLUDED IN NET
  ASSETS HELD FOR SALE.............     (3,082,396)        (5,274,598)        (1,754,878)          --       (10,111,872)
                                       -----------        -----------        -----------        -----      ------------
CASH AND CASH EQUIVALENTS, END OF
  YEAR.............................    $ 1,068,324        $   684,394        $ 1,087,293        $  --      $  2,840,011
                                       ===========        ===========        ===========        =====      ============


                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                 SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 6, 2001


                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS         LIMITED        ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......   $    726,021        $ 2,388,390        $  648,155        $    --      $  3,762,566
  Accounts receivable, net.......          3,963            192,532            29,000             --           225,495
  Prepaid expenses:
    Gaming taxes.................        783,392             32,360             1,838             --           817,590
    Other........................        275,749            309,651           194,838             --           780,238
                                    ------------        -----------        ----------        -------      ------------
      Total current assets.......      1,789,125          2,922,933           873,831             --         5,585,889
                                    ------------        -----------        ----------        -------      ------------
OTHER ASSETS:
  Accounts receivable -- related
    parties......................             --         12,599,516         4,149,702         13,076(a)     16,762,294
  Other assets...................             --             25,000                --                           25,000
                                    ------------        -----------        ----------        -------      ------------
      Total other assets.........             --         12,624,516         4,149,702         13,076        16,787,294
                                    ------------        -----------        ----------        -------      ------------
TOTAL............................   $  1,789,125        $15,547,449        $5,023,533        $13,076      $ 22,373,183
                                    ============        ===========        ==========        =======      ============

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
                 SUPPLEMENTAL COMBINING SCHEDULE--BALANCE SHEET
                              AT DECEMBER 6, 2001



  LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                           101 MAIN STREET
                                       FITZGERALDS        FITZGERALDS         LIMITED        ELIMINATING     COMBINED
                                     LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                     ---------------   -----------------   ---------------   -----------  --------------
LIABILITIES NOT SUBJECT TO
  COMPROMISE
CURRENT LIABILITIES:
  Accounts payable...............   $    166,073        $        --        $       --        $    --      $    166,073
  Due to Majestic................      2,405,289          1,716,150          (321,439)            --         3,800,000
  Accrued and other:
    Payroll and related..........        204,835            486,628           227,680             --           919,143
    Other........................         76,034             98,912            89,786             --           264,732
                                    ------------        -----------        ----------        -------      ------------
      Total current
         liabilities.............      2,852,231          2,301,690            (3,973)            --         5,149,948
                                    ------------        -----------        ----------        -------      ------------
NOTE PAYABLE -- RELATED PARTY....        215,749                 --                --         13,076(a)        228,825
                                    ------------        -----------        ----------        -------      ------------
      Total liabilities not
         subject to compromise...      3,067,980          2,301,690            (3,973)        13,076         5,378,773
LIABILITIES SUBJECT TO
  COMPROMISE.....................     68,245,167          2,071,002           364,293             --        70,680,462
                                    ------------        -----------        ----------        -------      ------------
      Total liabilities..........     71,313,147          4,372,692           360,320         13,076        76,059,235
                                    ------------        -----------        ----------        -------      ------------
STOCKHOLDER'S DEFICIENCY.........    (69,524,022)        11,174,757         4,663,213             --       (53,686,052)
                                    ------------        -----------        ----------        -------      ------------
TOTAL............................   $  1,789,125        $15,547,449        $5,023,533        $13,076      $ 22,373,183
                                    ============        ===========        ==========        =======      ============







---------------

(a) To eliminate intercompany accounts and notes receivable/payable.

                    HISTORICAL COMBINED FINANCIAL STATEMENTS

         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                    101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
          (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF OPERATIONS
    INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001


                                                                            101 MAIN STREET
                                        FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                      LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                      ---------------   -----------------   ---------------   -----------   ------------
OPERATING REVENUES:
  Casino............................   $ 37,401,549       $ 77,462,357       $ 35,806,661          --       $150,670,567
  Food and beverage.................      7,619,373          8,480,323          2,265,547          --         18,365,243
  Rooms.............................      7,421,444          7,620,756                 --          --         15,042,200
  Other.............................      2,150,660          1,114,620            280,058          --          3,545,338
                                       ------------       ------------       ------------         ---       ------------
      Total.........................     54,593,026         94,678,056         38,352,266          --        187,623,348
Less promotional allowances.........      5,157,564         17,965,548          6,840,890          --         29,964,002
                                       ------------       ------------       ------------         ---       ------------
      Net...........................     49,435,462         76,712,508         31,511,376          --        157,659,346
                                       ------------       ------------       ------------         ---       ------------
OPERATING COSTS AND EXPENSES:
  Casino............................     19,802,333         35,536,411         14,419,043          --         69,757,787
  Food and beverage.................      6,692,684          3,041,117            891,216          --         10,625,017
  Rooms.............................      6,357,318          3,461,234                 --          --          9,818,552
  Other.............................        582,166            440,179            634,920          --          1,657,265
  Selling, general and
    administrative..................     13,792,262         16,194,550          7,865,398          --         37,852,210
  Depreciation and amortization.....             --                 --                 --          --                 --
  Reorganization items..............     25,826,705        (23,994,013)       (12,331,767)         --        (10,499,075)
  Write-down of assets..............                                           13,005,582          --         13,005,582
                                       ------------       ------------       ------------         ---       ------------
      Total.........................     73,053,468         34,679,478         24,484,392          --        132,217,338
                                       ------------       ------------       ------------         ---       ------------
INCOME (LOSS) FROM OPERATIONS.......    (23,618,006)        42,033,030          7,026,984          --         25,442,008
OTHER INCOME (EXPENSE)
  Interest income...................         38,407                 --                 --          --             38,407
  Interest expense..................        (34,637)            (5,322)                --          --            (39,959)
  Other, net........................        (51,258)             1,900            (32,302)         --            (81,660)
                                       ------------       ------------       ------------         ---       ------------
NET INCOME (LOSS)...................   $(23,665,494)      $ 42,029,608       $  6,994,682         $--       $ 25,358,796
                                       ============       ============       ============         ===       ============


                    HISTORICAL COMBINED FINANCIAL STATEMENTS


         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
    INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001


                                                                                     101 MAIN STREET
                                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                               LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                               ---------------   -----------------   ---------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................   $(23,665,494)      $ 42,029,608       $  6,994,682         $--       $ 25,358,796
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
Write-down of assets.........................             --                 --         13,005,582          --         13,005,582
(Gain) loss on sale of assets to Majestic....     25,290,831        (24,079,205)       (12,333,437)         --        (11,121,811)
Reorganization items incurred in connection
  with Chapter 11 and related legal
  proceedings................................        535,874             85,192              1,670          --            622,736
Other........................................         89,632             (1,900)            28,707          --            116,439
(Increase) decrease in accounts receivable,
  net........................................         36,093            (24,085)           (54,079)         --            (42,071)
Decrease in amounts due to related parties,
  net........................................     (8,418,141)       (22,898,876)        (9,087,324)         --        (40,404,341)
(Increase) decrease in inventories...........         66,699             28,960            (29,611)         --             66,048
(Increase) decrease in prepaid expenses......        424,323            (65,417)          (102,921)         --            255,985
(Increase) decrease in other assets..........         34,204             (7,089)                --          --             27,115
Increase (decrease) in accounts payable......        799,009           (451,016)          (107,187)         --            240,806
Increase (decrease) in due to Majestic.......      2,405,290          1,716,150           (321,440)         --          3,800,000
Increase (decrease) in liabilities subject to
  compromise.................................         16,298            125,805              7,732          --            149,835
Increase (decrease) in accrued and other
  liabilities................................        (87,589)           756,736            (44,678)         --            624,469
                                                ------------       ------------       ------------         ---       ------------
Net cash used in operating activities before
  reorganizational items.....................     (2,472,971)        (2,785,137)        (2,042,304)         --         (7,300,412)
Reorganization items:
Interest received on cash accumulated because
  of the bankruptcy proceedings..............             --            119,848             51,594          --            171,442
Professional fees paid for services rendered
  in connection with the bankruptcy
  proceedings................................        (25,128)                --            (13,264)         --            (38,392)
Other reorganization items incurred in
  connection with Chapter 11 and related
  legal proceedings..........................       (510,746)          (205,040)           (40,000)         --           (755,786)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in operating activities........     (3,008,845)        (2,870,329)        (2,043,974)         --         (7,923,148)
                                                ------------       ------------       ------------         ---       ------------

                    HISTORICAL COMBINED FINANCIAL STATEMENTS


         FITZGERALDS LAS VEGAS, INC., FITZGERALDS MISSISSIPPI, INC. AND
                   101 MAIN STREET LIMITED LIABILITY COMPANY
                             (DEBTORS-IN-POSSESSION)
         (WHOLLY OWNED SUBSIDIARIES OF FITZGERALDS GAMING CORPORATION)
            SUPPLEMENTAL COMBINING SCHEDULE--STATEMENT OF CASH FLOWS
    INFORMATION FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 6, 2001



                                                                                     101 MAIN STREET
                                                 FITZGERALDS        FITZGERALDS          LIMITED       ELIMINATING     COMBINED
                                               LAS VEGAS, INC.   MISSISSIPPI, INC.    LIABILITY CO.      ENTRIES        TOTAL
                                               ---------------   -----------------   ---------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets................             --                 --             28,250          --             28,250
Acquisition of property and equipment........       (248,581)          (627,258)          (178,292)         --         (1,054,131)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in investing activities........       (248,581)          (627,258)          (150,042)         --         (1,025,881)
                                                ------------       ------------       ------------         ---       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................       (167,273)           (73,015)                --          --           (240,288)
                                                ------------       ------------       ------------         ---       ------------
Net cash used in financing activities........       (167,273)           (73,015)                --          --           (240,288)
                                                ------------       ------------       ------------         ---       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS....     (3,424,699)        (3,570,602)        (2,194,016)         --         (9,189,317)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.....................................      1,068,324            684,394          1,087,293          --          2,840,011
INCREASE IN CASH AND CASH EQUIVALENTS
  INCLUDED IN NET ASSETS HELD FOR SALE.......      3,082,396          5,274,598          1,754,878          --         10,111,872
                                                ------------       ------------       ------------         ---       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....   $    726,021       $  2,388,390       $    648,155         $--       $  3,762,566
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


MAJESTIC INVESTOR HOLDINGS, LLC


By:    /s/ Don H. Barden                                March 31, 2003
      -----------------------------------------------
         Don H. Barden, Manager, Chairman, President and Chief Executive Officer




By:    /s/ Jon S. Bennett                               March 31, 2003
      -----------------------------------------------
         Jon S. Bennett, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)



MAJESTIC INVESTOR CAPITAL CORP.




By:    /s/ Don H. Barden                                March 31, 2003
      -----------------------------------------------
         Don H. Barden, President and Chief Executive Officer




By:    /s/ Jon S. Bennett                               March 31, 2003
      -----------------------------------------------
         Jon S. Bennett, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Don H. Barden, certify that:



     1. I have reviewed this annual report on Form 10-K of The Majestic Investor Holdings, LLC and The Majestic Investor Capital Corp.;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003




/s/ Don H. Barden
-----------------------------------------
Don H. Barden
Manager, Chairman, President and Chief Executive Officer

I, Jon S. Bennett, certify that:



     1. I have reviewed this annual report on Form 10-K of The Majestic Investor Holdings, LLC and The Majestic Investor Capital Corp.;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under with such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003




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

Exhibit No.     Description of Document
-----------     -----------------------

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

Exhibit No.     Description of Document
-----------     -----------------------

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

10.1*           Employment Agreement dated October 22, 2001 between Don H.
                Barden and The Majestic Star Casino, LLC (Registration Statement No. 333-81584)

Exhibit No.     Description of Document
-----------     -----------------------

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

Exhibit No.     Description of Document
-----------     -----------------------

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

Exhibit No.     Description of Document
-----------     -----------------------

10.29 Lease dated March 4, 1976 between A.W. Ham, Jr., Trustee, under the wills of A.W. Ham and Alta M. Ham, as Lessor, and Nevada Building Company, as Lessee (Registration Statement No. 333-81584)

10.30 Amendments to Ham Ground Lease dated December 20, 1982 and December 30, 1982 between A.W. Ham, Jr., Trustee, as Lessor, and M.B. Dalitz, as Lessee (Registration Statement No. 333-81584) (Registration Statement No. 333-81584)

10.31 Lease Amendment, Estoppel Certificate and Consent to Assignment dated October 18, 1987 to the named recipients and between A.W. Ham, Jr., Trustee, and M.B. Dalitz (Registration Statement No. 333-81584)

10.32 Second Amendment to Ham Ground Lease dated November 22, 1998 by and between Fitzgeralds Las Vegas, Inc., as Lessee and Gary R. Dokter, Jacquelin Trahan-Weber, Georgia Makeever and Carolyn Pressman, as Lessors (Registration Statement No. 333-81584)

10.33 Assignment of Ground Lease dated December 6, 2001 by and between Fitzgeralds Las Vegas, Inc., as Assignor, and Barden Nevada Gaming, LLC, as Assignee (Registration Statement No. 333-81584)

10.34 Agreement Regarding Ground Leases by and between Barden Nevada Gaming, LLC and The Bank of New York dated as of December 6, 2001 (Registration Statement No. 333-81584)

10.35 Agreement Regarding Ground Leases by and between Barden Nevada Gaming, LLC and Foothill Capital Corporation, dated as of December 6, 2001 (Registration Statement No. 333-81584)

10.36* Employment Agreement dated as of October 21, 2002 between Jon Scott Bennett and The Majestic Star Casino, LLC (Form 10-Q for the period ended September 30, 2002)

21.1 List of Subsidiaries of Majestic Investor Holdings, LLC (Registration Statement No. 333-81584)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



------------------

* Identifies current management contracts or compensatory plans or arrangements.